Form 10-Q
period 1996-06-30
SECOND NATIONAL FINANCIAL CORP
filed 1996-08-12
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number   33-34100

                      Second National Financial Corporation
       (Exact name of registrant as specified in its charter)

                Virginia                                     54-1542438
     (State or other jurisdiction of                     (I.R.S. Employer
      Incorporation or organization)                     Identification No.)

 102 South Main Street, Culpeper, Virginia                     22701
    (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code) 540-825-4800

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

Common Stock, $2.50 par value                          1,506,419
- -----------------------------                      ---------------
          Class                                    Number of Shares

                      SECOND NATIONAL FINANCIAL CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                                           DECEMBER 31,
                                                                   JUNE 30, 1996               1995
                                                                    (unaudited)
Assets
Cash and due from depository institutions
 (non-interest bearing deposits)                                  $    5,892               $   4,728

Interest-bearing deposits in other banks                               1,002                   2,254

Securities held to maturity (market value,
       1996 - $14,643; 1995 - $14,576)                                14,529                  13,999
Securities held for sale (market value,
       1996 - $69,665; 1995 - $70,041)                                69,665                  70,041

Federal funds sold and securities
 purchased under agreements to resell                                  3,438                   4,281

Loans held to maturity                                               104,845                  94,615
 Less:  Reserve for loan losses
         valuation portion                                             1,307                   1,320
 Less:  Unearned income on loans                                          95                      99

    Total Loans - Net                                                103,443                  93,196

Bank premises and equipment                                            4,687                   4,728
Other assets                                                           3,158                   2,690

    Total Assets                                                     205,814                 195,917

LIABILITIES
Deposits
    Non-interest bearing                                              20,306                  18,038
    Interest bearing                                                 152,811                 146,080

   Total Deposits                                                    173,117                 164,118

 Long-term debt                                                        1,525                   1,675
 Repurchase agreements                                                 1,300                   1,200
 Master Notes                                                          2,436                   2,511
 Short-term borrowing                                                  1,121                     207
 Other liabilities                                                       880                     989

      Total Liabilities                                              180,379                 170,700

STOCKHOLDERS' EQUITY
 Preferred stock, no par value:
    (Authorized 1,000,000 shares,
     no shares outstanding)                                                -                       -
 Common stock par value $2.50 per share:
   ( Authorized 3,000,000 shares; issued and outstanding
    1,506,419 shares 1996;1,502,862 shares 1995)                       3,766                   3,757

 Capital surplus                                                       1,378                   1,323
 Market valuation AFS securities                                        (669)                    (18)
 Retained earnings                                                    20,960                  20,155

      Total Stockholders' Equity                                      25,435                  25,217

Total Liabilities and Stockholders'
  Equity                                                          $  205,814               $ 195,917

See accompanying notes to consolidated financial statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                           THREE MONTHS ENDING                    SIX MONTHS ENDING
                                                                 JUNE 30                               JUNE 30
                                                          1996              1995               1996             1995
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
INTEREST INCOME
   Interest and fees on loans                           $   2,229        $   2,009         $   4,550         $  3,861
   Interest income from depository institutions                 0                0                 0               48
   Interest on investment securities:
      Taxable interest income                                  17               59                39              129
       Interest income exempt from federal taxes              165              161               324              318
   Interest and dividends on securities available
        for sale:
       Taxable interest income                              1,054              984             2,024            2,042
       Dividends                                                7                2                 9                4
   Interest on federal funds and securities
        purchased under agreements to resell                   51               55               140               90

         Total Interest Income                              3,523            3,270             7,086            6,492

INTEREST EXPENSE
    Interest on deposits                                    1,569            1,481             3,124            2,954
    Interest on notes payable                                  34               44                70               88
    Interest on short-term borrowings                          39               46                78               92
                                                                -                -                 -                -
         Total Interest Expense                             1,642            1,571             3,272            3,134

NET INTEREST INCOME                                         1,881            1,699             3,814            3,358
     Less: Provision for loan losses                            0                0                 0                0

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         1,881            1,699             3,814            3,358

NONINTEREST INCOME
    Commissions and fees from fiduciary activities             93               82               185              169
    Service charges on deposit accounts                       162              135               299              270
    Other operating income                                     13               56                50              103

             Total Non-interest Income                        268              273               534              542

NONINTEREST EXPENSES
    Salaries and employee benefits                            696              611             1,372            1,213
    Net occupancy expense of premises                         189              167               374              343
    Furniture and equipment expenses                           50               56                92              100
    Other operating expenses                                  282              351               603              674

             Total Non-interest Expense                     1,217            1,185             2,441            2,330

Income before income tax expense                              932              787             1,907            1,570
Income tax expense                                            277              208               530              410

             Net Income                                 $     655        $     579         $   1,377         $  1,160

      Net income per share                              $    0.43        $    0.39         $    0.91         $   0.77

      Dividends per share                               $    0.19        $    0.17         $    0.38         $   0.34


See accompanying notes to consolidated financial statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                                         6 MONTHS ENDING
                                                                              JUNE 30
                                                                       1996               1995

OPERATING ACTIVITIES
   Net income                                                      $    1,377        $     1,160
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation                                                    239                212
          Pension                                                         (13)               (15)
          Amortization (accretion) of premiums
            and discounts on securities                                    37                (10)
          Loss on sale of securities                                       32                  -
          (Increase) decrease in other assets                            (468)                59
          Increase (decrease) in other liabilities                       (109)              (308)

              Net cash provided by operating activities                 1,095              1,098

INVESTING ACTIVITIES
   Net decrease in interest-bearing deposits
     in other banks                                                     1,252              3,003
   Proceeds from maturity of investment securities                      1,250              5,310
   Proceeds from sales of securities available
     for sale                                                           9,709                499
   Proceeds from maturity of securities available
     for sale                                                          16,400             16,422
   Purchase of securities available for sale                          (27,713)            (4,512)
   Purchase of investment securities                                     (525)            (4,952)
   Purchase of premises and equipment                                    (198)               (85)
   Decrease in other real estate owned                                      -                 60
   Net increase in loans                                              (10,230)           (10,063)

               Net cash provided by (used in) investing
                   activities                                         (10,055)             5,682

FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings
     deposits                                                           4,635             (4,708)
   Net increase in time deposits                                        4,364              5,483
   Net decrease in long-term borrowings                                  (150)              (150)
   Net increase (decrease) in repurchase agreements                       100             (2,375)
   Net increase (decrease) in short-term borrowings                       914                (62)
   Net decrease in master notes                                           (75)                 -
   Common stock repurchases                                               (94)                 -
   Common stock issued                                                    157                  -
   Cash dividends paid on common stock                                   (571)              (511)

               Net cash provided by (used in) financing
                  activities                                            9,280             (2,323)

               Increase in cash and cash equivalents                      320              4,457

CASH AND CASH EQUIVALENTS
   Beginning of the period                                              9,010              6,938

   End of the period                                               $    9,330        $     9,072

See accompanying notes to consolidated financial statements.

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1996 AND DECEMBER 31, 1995


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1995.

2. The results of operations for the six month period ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3.  The Corporation's securities portfolio is composed of the following:
    (000 omitted)

                                                                   Amortized          Fair
                                                                      Cost           Value
                                                                  (unaudited)     (unaudited)
Securities being Held to Maturity:
                                                                          June 30, 1996
U. S. Government Agencies                                          $     2,494     $     2,540
Obligations of States and Political Subdivisions                        12,035          12,103
                                                                   $    14,529     $    14,643

                                                                        December 31, 1995
U. S. Government Agencies                                          $     2,492     $     2,594
Obligations of States and Political Subdivisions                        11,507          11,982
                                                                   $    13,999     $    14,576
Securities Available For Sale:
                                                                         June 30, 1996
                                                                   (unaudited)     (unaudited)
U. S. Treasury Securities                                          $    20,925     $    20,772
U. S. Government Securities                                             49,414          48,553
Other Equity Securities                                                    340             340
                                                                   $    70,679     $    69,665

                                                                        December 31, 1995
U. S. Treasury Securities                                          $    28,461     $    28,457
U. S. Government Securities                                             41,282          41,259
Other Equity Securities                                                    325             325
                                                                   $    70,068     $    70,041

4.  The Corporation's loan portfolio is composed of the following:

                                                          June 30             Dec. 31
                                                            1996                1995
                                                                  (000 Omitted)
                                                         (unaudited)
Real estate loans:
   Construction                                       $        5,764      $        3,834
   Secured by farmland                                         1,126               2,227
   Secured by 1-4 family residential                          50,079              45,087
   Other real estate loans                                    25,831              24,938
Loans to farmers (except secured by
   real estate)                                                  617                 756
Commercial and industrial loans (except
   those secured by real estate)                               8,589               7,455
Loans to individuals for personal
   expenditures                                                8,873               6,875
All other loans                                                3,966               3,443
Less:
   Allowance for loan losses                                  (1,307)             (1,320)
   Deferred loan fees, net                                       (95)                (99)
                                                      $      103,443      $       93,196

As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. As of June 30, 1996, the Corporation's recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 amounted to $174 thousand.



5.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the six month period ended June 30, respectively were 1,506,419 in 1996 and 1,502,352 in 1995.

On February 29, 1996, the Corporation paid to stockholders of record January 17, 1996, a quarterly cash dividend of $.19 per share. On May 31, 1996, the Corporation paid a quarterly dividend of $.19 per share to stockholders of record April 17, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Second National Financial Corporation's consolidated net income amounted to $1.377 million or $.91 per share for the six month period ended June 30, 1996, compared with $1.160 million or $.77 per share for the same period in 1995. Operating results for the both the first three and six months where positively impacted by continuing loan growth, good expense control and improvement in the net interest margin. In addition, earnings were positively impacted by the collection of $173 thousand of delinquent interest in connection with a problem loan which paid off during the first quarter. Net income for the period represented a 1.37% return on average assets and a 10.85% return on stockholder's equity versus 1.20% and 10.40% for 1995.

Net interest income, the Corporation's primary source of earnings, increased $456 thousand from $3.358 million in 1995 to $3.814 million in 1996 .The increase reflects an increase in average earning assets, collection of the aforementioned delinquent interest and improvement in the net interest margin. Average earning assets was positively impacted by growth in the loan portfolio. Net loans amounted to $103.443 million, up $10.247 million from $93.196 at December 31, 1995. Net interest margin improved to 4.16% for the six months ended June 30, 1996, compared to 4.00% for the same period in 1995.

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, fiduciary income and other service charges, commissions and fees. The Corporation's noninterest income decreased $8 thousand or 1.4% from $542 thousand in 1995 to $534 thousand in 1996.

Noninterest expenses increased $111 thousand or 4.8% from 2.330 million in 1995 to $2.441 million in 1996. Increases in employee salaries and benefits of $185 thousand and occupancy expenses of $42 thousand accounted for most of the increase. While the Bank continues to benefit from significantly reduced FDIC insurance assessments, there can be no assurance that the Bank will continue pay reduced premiums in the future.

ASSET QUALITY

The Corporation continued to experience high loan quality during 1996, as evidenced by net charge-offs of $12 thousand, compared to net charge-offs of $45 thousand in 1995. The allowance for loan losses as a percentage of net loans amounted to 1.25% at June 30, 1996 compared to 1.39% at December 31, 1995. This decrease was primarily due to the aforementioned increase in gross loans in 1996.

The adequacy of the allowance for loan losses is reviewed quarterly by management based on an evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. While the Bank has not found it necessary to provide additional provisions for loan loss in 1996 and 1995, there can be no assurance that its loan loss experience and loan portfolio growth will allow this to occur for the remainder of 1996.

CAPITAL ADEQUACY

Stockholders' equity as of June 30, 1996 of $25.435 million increased $218 thousand or approximately .9% from $25.217 million at December 31, 1995. The Corporation's Tier I risk-based capital-to-asset ratio was 24.10% at June 30, 1996, compared to 26.91% at December 31, 1995. Federal Reserve and FDIC guidelines require 8% of total capital to risk weighted assets, and the Corporation far exceeds this regulatory requirement.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Corporation's overall financial condition. The Corporation's primary source of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 7.3% of total deposits primarily from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

                      SECOND NATIONAL FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against Second National Financial Corporation and its subsidiary are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 2.           CHANGES IN SECURITIES.

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits are not applicable.

                  (b) No Form 8-K was filed during the six month period ended
                      June 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SECOND NATIONAL FINANCIAL CORPORATION


                                       /s/ W. Douglas Kyle, Jr.
                                       W. Douglas Kyle, Jr., President
                                       Chief Executive Officer
                                       August 9, 1996



                                       /s/ Jeffrey W. Farrar
                                       Jeffrey W. Farrar, CPA
                                       Vice President
                                       Principal Financial Officer
                                       August 9, 1996