Form 10-Q
period 1996-09-30
SECOND NATIONAL FINANCIAL CORP
filed 1996-11-13
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

Common Stock, $2.50 par value                      1,497,550
-----------------------------                   ---------------
          Class                                 Number of Shares

                     SECOND NATIONAL FINANCIAL CORPORATION

                                     INDEX

                         PART I - FINANCIAL INFORMATION


                                                                 Page Number
ITEM 1       Consolidated Financial Statements

             Consolidated Balance Sheets                              3

             Consolidated Statements of Income                        4

             Consolidated Statements of Equity                        5

             Consolidated Statements of Cash Flows                    6

             Notes to Consolidated Financial Statements             7-8

ITEM 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-10

                          PART II - OTHER INFORMATION

ITEM 1       Legal Proceedings                                       13

ITEM 2       Changes in Securities                                   13

ITEM 3       Defaults Upon Senior Securities                         13

ITEM 4       Submission of Matters to a Vote of Security Holders     13

ITEM 5       Other information                                       13

ITEM 6       Exhibits and Reports on Form 8-K                        13

                        SIGNATURES                                   14

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             1996          1995
                                                          (unaudited)
                                                        --------------  ------------
ASSETS

Cash and due from depository institutions
 (non-interest bearing deposits) .......................   $  5,576      $  4,728

Interest-bearing deposits in other banks ...............        501         2,254

Securities held to maturity (market value,
       1996 - $15,021; 1995 - $14,576) .................     14,791        13,999
Securities held for sale (market value,
       1996 - $69,665; 1995 - $70,041) .................     69,774        70,041

Federal funds sold and securities
 purchased under agreements to resell ..................      3,641         4,281

Loans receivable - net .................................    105,393        93,196

Bank premises and equipment ............................      4,671         4,728

Other assets ...........................................      2,916         2,690
                                                           --------      --------
    Total Assets .......................................    207,263       195,917
                                                           ========      ========
LIABILITIES
Deposits
    Non-interest bearing ...............................     19,728        18,038
    Interest bearing ...................................    154,248       146,080
                                                           --------      --------
   Total Deposits ......................................    173,976       164,118

 Long-term debt ........................................      1,451         1,675
 Repurchase agreements .................................      1,300         1,200
 Master Notes ..........................................      2,416         2,511
 Short-term borrowing ..................................      1,150           207
 Other liabilities .....................................      1,038           989
                                                           --------      --------
      Total Liabilities ................................    181,331       170,700
                                                           --------      --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value:
    (Authorized 1,000,000 shares,
     no shares outstanding) ............................       --            --
 Common stock par value $2.50 per share:
   (Authorized 3,000,000 shares; issued and outstanding
    1,506,419 shares 1996;1,502,862 shares 1995) .......      3,749         3,757

 Capital surplus .......................................      1,256         1,323
 Market valuation AFS securities .......................       (495)          (18)
 Retained earnings .....................................     21,422        20,155
                                                           --------      --------
      Total Stockholders' Equity .......................     25,932        25,217
                                                           --------      --------
Total Liabilities and Stockholders'
  Equity ...............................................   $207,263      $195,917
                                                           ========      ========

See accompanying notes to consolidated financial statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                           THREE MONTHS ENDING                NINE MONTHS ENDING
                                                              SEPTEMBER 30                       SEPTEMBER 30
                                                           1996           1995               1996            1995
                                                    ---------------- ---------------    -------------  -------------
                                                        (unaudited)    (unaudited)        (unaudited)    (unaudited)
INTEREST INCOME
   Interest and fees on loans                              $2,358         $2,127            $ 6,908         $5,988
   Interest income from depository institutions                 0              0                  0             48
   Interest on investment securities:
      Taxable interest income                                  12             37                 51            166
       Interest income exempt from federal taxes              166            158                490            476
   Interest and dividends on securities available
        for sale:
       Taxable interest income                              1,060            960              3,084          3,002
       Dividends                                                7              7                 16             11
   Interest on federal funds and securities
        purchased under agreements to resell                   79             85                219            175
                                                    --------------   ---------------    -------------  -------------
         Total Interest Income                              3,682          3,374             10,768          9,866
                                                    --------------   ---------------    -------------  -------------
INTEREST EXPENSE
    Interest on deposits                                    1,615          1,545              4,739          4,499
    Interest on notes payable                                  32             42                102            130
    Interest on short-term borrowings                          46             51                124            143
                                                    --------------   ---------------    -------------  -------------
         Total Interest Expense                             1,693          1,638              4,965          4,772
                                                    --------------   ---------------    -------------  -------------
NET INTEREST INCOME                                         1,989          1,736              5,803          5,094
     Less: Provision for loan losses                            0              0                  0              0
                                                    --------------   ---------------    -------------  -------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         1,989          1,736              5,803          5,094

NONINTEREST INCOME
    Commissions and fees from fiduciary activities             92             78                277            247
    Service charges on deposit accounts                       172            130                471            400
    Other operating income                                     46             51                 96            154
                                                    --------------   ---------------    -------------  -------------
             Total Non-interest Income                        310            259                844            801
                                                    --------------   ---------------    -------------  -------------
NONINTEREST EXPENSES
    Salaries and employee benefits                            714            628              2,086          1,841
    Net occupancy expense of premises                         194            181                568            524
    Furniture and equipment expenses                           53             49                145            149
    Other operating expenses                                  293            184                896            858
                                                    --------------   --------------  -  ------------  -------------
             Total Non-interest Expense                     1,254          1,042              3,695          3,372
                                                    --------------   --------------  -  ------------  -------------
Income before income tax expense                            1,045            953              2,952          2,523
Income tax expense                                            299            255                829            665
                                                    --------------   ---------------    -------------  -------------
             Net Income                                    $  746         $  698            $ 2,123         $1,858
                                                    ==============   ===============    =============  =============
      Net income per share                                 $ 0.50         $ 0.46            $  1.42         $ 1.24
                                                    ==============   ===============    =============  =============
      Dividends per share                                  $ 0.19         $ 0.17            $  0.57         $ 0.51
                                                    ==============   ===============    =============  =============

See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (000 OMITTED)

                                                                  UNREALIZED GAIN
                              COMMON     CAPITAL    RETAINED    (LOSS) ON SECURITIES
                               STOCK     SURPLUS    EARNINGS   AVAILABLE FOR SALE, NET     TOTAL
                              --------------------------------------------------------------------
Balances - January 1, 1995     $3,756     $1,317     $18,824                    ($1,743)  $22,154

Net Income                                           $ 1,859                              $ 1,859

Change in unrealized gain
  (loss) on securities
  available for sale, net of
  deferred income taxes                                                          $1,490   $ 1,490

Cash Dividends                                         ($766)                               ($766)
                              --------------------------------------------------------------------
Balances - September 30, 1995  $3,756     $1,317     $19,917                      ($253)  $24,737
                              ====================================================================

Balances - January 1, 1996     $3,757     $1,323     $20,155                       ($18)  $25,217

Net Income                                            $2,123                               $2,123

Change in unrealized gain
  (loss) on securities
  available for sale, net of
  deferred income taxes                                                           ($477)   ($477)

Dividend Re-investment            ($8)      ($67)                                           ($75)

Cash Dividends                                         ($856)                              ($856)
                              --------------------------------------------------------------------
Balances - September 30, 1996  $3,749     $1,256     $21,422                      ($495) $25,932
                              ====================================================================

See notes to consolidated financial statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)

                                                                        9 MONTHS ENDING
                                                                          SEPTEMBER 30
                                                                     1996            1995
                                                                -----------------------------
                                                                 (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
   Net income                                                     $  2,123          $  1,160
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation                                                 399               212
          Pension                                                      (19)              (15)
          Amortization (accretion) of premiums
            and discounts on securities                                 65               (10)
          Loss on sale of securities                                    32               -
          (Increase) decrease in other assets                         (207)               59
          Increase (decrease) in other liabilities                     304              (308)
                                                                -----------     --------------
              Net cash provided by operating activities              2,697             1,098
                                                                -----------     --------------
INVESTING ACTIVITIES
   Net decrease in interest-bearing deposits
     in other banks                                                  1,753             3,003
   Proceeds from maturity of investment securities                   1,750             5,310
   Proceeds from sales of securities available
     for sale                                                        9,709               499
   Proceeds from maturity of securities available
     for sale                                                       21,400            16,422
   Purchase of securities available for sale                       (33,322)           (4,512)
   Purchase of investment securities                                  (780)           (4,952)
   Purchase of premises and equipment                                 (342)              (85)
   Decrease in other real estate owned                             -                      60
   Net increase in loans                                           (12,166)          (10,063)

               Net cash provided by (used in) investing         -----------     --------------
                   activities                                      (11,998)            5,682
                                                                -----------     --------------
FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings
     deposits                                                        5,835            (4,708)
   Net increase in time deposits                                     4,023             5,483
   Net decrease in long-term borrowings                               (225)             (150)
   Net increase (decrease) in repurchase agreements                    100            (2,375)
   Net increase (decrease) in short-term borrowings                    943               (62)
   Net decrease in master notes                                        (95)              -
   Common stock repurchases                                           (293)              -
   Common stock issued                                                  76               -
   Cash dividends paid on common stock                                (856)             (511)

               Net cash provided by (used in) financing         -----------     --------------
                  activities                                         9,508            (2,323)
                                                                -----------     --------------
               Increase in cash and cash equivalents                   207             4,457

CASH AND CASH EQUIVALENTS
   Beginning of the period                                           9,010             6,938
                                                                -----------     --------------
   End of the period                                              $  9,217          $  9,072
                                                                ===========     =============

See accompanying notes to consolidated financial statements.

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The statements should be read in conjunction with the Notes to Financial Statements include Company's Annual Report for the year ended December 31, 1995.

2. The results of operations for the nine month period ended September 30, 1996 and 1995 ar not necessarily indicative of the results to be expected for the full year.

3.  The Corporation's securities portfolio is composed of the following:
    (000 omitted)


                                             Amortized    Fair
                                               Cost       Value
                                             ---------  ---------
Securities being Held to Maturity:
                                             September 30, 1996
                                             ---------  ---------
U. S. Government Agencies                      $2,495     $2,536
Obligations of States and Political
  Subdivisions                                $12,296    $12,485
                                             ---------  ---------
                                              $14,791    $15,021
                                             =========  =========

                                             December 31, 1995
                                             ---------  ---------
U. S. Government Agencies                      $2,492     $2,594
Obligations of States and Political
  Subdivisions                                $11,507    $11,982
                                             ---------  ---------
                                              $13,999    $14,576
                                             =========  =========

Securities Available For Sale:
                                             September 30, 1996
                                             ---------  ---------
U. S. Treasury Securities                     $19,428    $19,332
U. S. Government Securities                   $50,679    $50,025
Other Equity Securities                          $417       $417
                                             ---------  ---------
                                              $70,524    $69,774
                                             =========  =========

                                             December 31, 1995
                                             ---------  ---------
U. S. Treasury Securities                     $28,461    $28,457
U. S. Government Securities                   $41,282    $41,259
Other Equity Securities                          $325       $325
                                             ---------  ---------
                                              $70,068    $70,041
                                             =========  =========

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

4.  The Corporation's loan portfolio is composed of the following:

                                               Sept 30            Dec. 31
                                                 1996               1995
                                          ------------------  ----------------
                                                      (000 Omitted)
                                          ------------------  ----------------
Real estate loans:
   Construction                                 $5,244              $3,834
   Secured by farmland                          $1,213              $2,227
   Secured by 1-4 family residential           $51,668             $45,087
   Other real estate loans                     $26,617             $24,938
Loans to farmers (except secured by
   real estate)                                   $476                $756
Commercial and industrial loans (except
   those secured by real estate)                $8,903              $7,455
Loans to individuals for personal
   expenditures                                 $9,234              $6,875
All other loans                                 $3,426              $3,443
                                            -----------           ---------
                                              $106,781             $94,615
                                            ===========           =========


5. Activity in the allowance for loan losses is as follows:

                                            Sept 30            Dec. 31
                                              1996               1995
                                       ------------------  ----------------
                                                   (000 Omitted)
                                       ------------------  ----------------
Balance at January 1                         $1,320            $1,365
Recoveries added to the allowance               $21               $33
Loan losses charged to the allowance           ($43)             ($78)
                                       ------------------  ----------------
Balance at end of period                     $1,298            $1,320
                                       ==================  ================


6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the nine month period ended September 30, respectively were 1,499,587 in 1996 and 1,502,352 in 1995.

                     SECOND NATIONAL FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996

Results of Operations

Second National Financial Corporation's consolidated net income amounted to $746 thousand or $.50 per share for the three month period ended September 30, 1996, compared with $698 thousand or $.46 per share for the same period in 1995. Second National Financial Corporation's consolidated net income amounted to $2.123 million or $1.42 per share for the nine month period ended September 30, 1996, compared with $1.858 million or $1.24 per share for the same period in 1995. Operating results for the both the first three and nine months where positively impacted by continuing loan growth, good expense control and improvement in the net interest margin. In addition, earnings for the nine month period were positively impacted by the collection of $173 thousand of delinquent interest in connection with a problem loan which paid off during the first quarter. Net income for the three month period represented a 1.45% return on average assets and a 11.78% return on stockholder's equity versus 1.44% and 11.51% for 1995. Net income for the nine month period represented a 1.40% return on average assets and a 11.16% return on stockholder's equity versus 1.28% and 10.79% for 1995.

Net interest income, the Corporation's primary source of earnings, increased $253 thousand from $1.736 million in 1995 to $1.989 million for the three months ended September 30, 1996 .The increase reflects an increase in average earning assets and improvement in the net interest margin. Average earning assets was positively impacted by growth in the loan portfolio. Net loans amounted to $105.393 million, up $12.197 million from $93.196 at December 31, 1995, and up $1.950 million for the quarter. The net interest margin improved to 4.17% for the nine months ended September 30, 1996, compared to 3.96% for the same period in 1995.

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, fiduciary income and other service charges, commissions and fees.The Corporation's noninterest income increased $51 thousand or 19.7% from $259 thousand in 1995 to $310 thousand for the three months ended September 30, 1996. The Corporation's noninterest income increased $43 thousand or 5.4% from $801 thousand in 1995 to $844 thousand for the nine months ended September 30, 1996.

Noninterest expenses increased $212 thousand or 20.4% from 1.042 million in 1995 to $1.254 million for the three months ended September 30, 1996. Increases in employee salaries and benefits of $86 thousand and professional fees of $45 thousand accounted for much of the increase.

                     SECOND NATIONAL FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996


Asset Quality

The Corporation continued to experience high loan quality during 1996, as evidenced by net charge-offs of $22 thousand for the nine month period ending September 30, 1996, compared to net charge-offs of $45 thousand for all of 1995. The allowance for loan losses as a percentage of net loans amounted to 1.23% at September 30, 1996 compared to 1.39% at December 31, 1995. This decrease was primarily due to the aforementioned increase in gross loans in 1996.

The adequacy of the allowance for loan losses is reviewed quarterly by management based on an evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. While the Bank has not found it necessary to provide additional provisions for loan loss in 1996 and 1995, there can be no assurance that its loan loss experience and loan growth will allow this to occur in the future.

Capital Adequacy

Stockholders' equity as of September 30, 1996 of $25.932 million increased $715 thousand or approximately 2.8% from $25.217 million at December 31, 1995. The Corporation's Tier I risk-based capital-to-asset ratio was 24.87% at September 30, 1996, compared to 26.91% at December 31, 1995. Federal Reserve and FDIC guidelines require 8% of total capital to risk weighted assets, and the Corporation far exceeds this regulatory requirement.

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Corporation's overall financial condition. The Corporation's primary source of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window to support liquidity. The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 7.9% of total deposits primarily from established core depositors.In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                  (b) No Form 8-K was filed during the nine month period ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SECOND NATIONAL FINANCIAL CORPORATION


                                                /s/ W. Douglas Kyle, Jr.
                                              W. Douglas Kyle, Jr., President
                                              Chief Executive Officer
                                              November 8, 1996



                                                /s/ Jeffrey W. Farrar
                                              Jeffrey W. Farrar, CPA
                                              Vice President
                                              Principal Financial Officer
                                              November 8, 1996