Form 10-K405
period 1996-12-31
SECOND NATIONAL FINANCIAL CORP
filed 1997-03-31
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                               -----------------

                                       OR

        [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                      COMMISSION FILE NUMBER     33-34100
                                                 --------

                     SECOND NATIONAL FINANCIAL CORPORATION
        ----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  Virginia                              54-1542438
        -------------------------------            --------------------
        (State or other jurisdiction of            (I.R.S. Employer
         Incorporation or organization)             Identification No.)

               102 S. Main Street
               Culpeper, Virginia                        22701
        -------------------------------              -------------
        (Address of principal executive                (Zip Code)
         offices)

      Registrant's telephone number, including area code:  (540) 825-4800

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock $2.50 Par
     ----------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of the close of business on February 14, 1997, 1,485,959 shares of Registrant's Common Stock, par value $2.50 per share, were outstanding and the aggregate market value of common stock of Second National Financial Corporation held by non-affiliates was approximately $29,719,180.

The following documents have been incorporated by reference herein in the Parts listed below:

         Part II: The Company's 1996 Annual Report to Stockholders for fiscal year ended December 31, 1996.

         Part III: The Company's 1997 Annual Meeting Proxy Statement.


                                     PART I

ITEM 1.           BUSINESS


GENERAL

         Second National Financial Corporation ("SNFC" or "The Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia in July, 1990. SNFC owns all of the stock of its subsidiary, Second Bank & Trust ("the Bank") which was chartered in 1900 and acquired by SNFC in July, 1990, pursuant to the formation of a holding company. The Company's only direct subsidiary is the Bank, the Company has no material assets or liabilities, except for master notes with certain Bank customers and stock in the Bank. On June 20, 1994, the Bank changed its corporate charter from a national charter to a state charter. Second National Bank became Second Bank & Trust. The primary reason for the change was to allow the Bank to run its business under the guidance of State and Federal Reserve regulators headquartered in Virginia. On August 4, 1994, Second Service Company, a subsidiary of Second Bank & Trust, was formed. Second Service Company owns 12% of Bankers Title of Fredericksburg, a title insurance company, in which the Bank shares in the revenues of the title company.

         The Bank is headquartered in Culpeper, Virginia, and conducts a general banking business in Culpeper County, Virginia, and adjoining areas through offices in the counties of Culpeper, Madison, and Orange in the state of Virginia. The Bank's primary business is the granting of residential real estate loans, commercial real etate loans, and, to a lesser extent, commercial business and consumer loans, and the solicitation of deposits, which, along with loan repayments, are the principal source of funds for the making of such loans. The Bank considers itself to be a community-oriented institution servicing the banking needs of Culpeper County and the adjoining areas.

BANKING SERVICES

        The Bank offers a wide range of banking services available to both individuals and to businesses located in Culpeper County and the adjoining areas. Among such services are those traditionally offered by banks including deposit accounts, such as business and personal checking, savings accounts (including the interest-bearing negotiable orders of withdrawal accounts (NOW Accounts)), time certificates of deposit, money market accounts, travelers checks, issuance of drafts, note collection, credit card services, safe deposit rental, some limited international services, wire services, fiduciary services, ACH origination transfers, and drive-up windows. The Bank has four automatic teller machines at all of our branches linked to the MOST (R) CIRRUS (R) system allowing customers to access over 285,000 terminals nationwide. A free-standing ATM was added during 1996 at Culpeper Memorial Hospital. We are an equal opportunity housing lender.

        The Company offers full Trust services at the Main Office location. Trust services include estates, wills, agency accounts, and financial planning.

        The Bank established a mortgage department in 1994. The mortgage department originates new mortgage loans. Some loans are held in the Bank's portfolio, and some loans are sold to third party investors. The Bank retains the servicing of sold loans. During the fourth quarter of 1996, the Bank entered into a joint venture with Virginia Heartland Bank of Fredericksburg to establish a mortgage company in the Fredericksburg area subject to regulatory approval.

COMPETITION

         The banking business generally in Virginia, and in the Bank's market area specifically, is highly competititve with respect to both loans and deposits. The Bank considers its market area for full-service banking to be Culpeper County and the adjacent areas. According to statistics published by the Federal Deposit Insurance Corporation, the Bank had 41% of the deposits in the Culpeper County market. These figures reflect the Bank's continuing ability to compete with larger state-wide institutions with greater resources. The Bank attributes its ability to maintain this competitive edge to management's familiarity with the Culpeper County market area and its involvement in that community. The Bank's success comes from its ability to satisfy its customers' needs on a timely basis with an experienced staff.

EMPLOYEES

         At December 31, 1996, SNFC and the Bank had 69 employees.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

           SNFC is registered as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, SNFC is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board also may conduct examinations of SNFC.

DEPOSITS

           The Bank offers several types of deposit accounts, including non-interest bearing checking accounts, non-profit and economy checking, NOW accounts, money market deposit accounts, savings accounts, IRA accounts and time deposits. The Bank advertises primarily in the newspaper, but also uses radio, television, and direct mail. The Bank as a policy does not accept brokered out-of-state deposits. The percentage of the average balance of non-interest bearing accounts to total average deposits was 10.92% in 1996 and 10.08% in 1995. See "Deposits" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 in the Annual Report for further discussion.

LENDING ACTIVITIES

           The Bank's lending activities are its principal source of income. The Bank engages in a wide range of lending activities including commercial, financial and agricultural loans, installment loans and construction and residential real estate loans.

           Total loans as of December 31, 1996, were $109.3 million increasing 15.5% from $94.6 million in 1995. The increase in loans was due principally to aggressive marketing, expanding our commercial lending market, and the growth in our mortgage department. The Bank provides funds for business expansion, equipment, receivables, inventory, working capital and other financing needs in various aspects of commercial and agricultural operations. The Bank directs its commercial lending principally towards businesses whose needs for funds do not exceed the Bank's lending limit which was approximately $4.3 million at December 31, 1996. The Bank has relationships with other banks to assist customers whose borrowing requirements exceed the Bank's lending limitations. In its lending activities, the Bank utilizes lines of credit and commercial term loans in its portfolio. At December 31, 1996, off balance sheet unused loan commitments amounted to $12.8 million.

These commitments may be secured or unsecured.

           Real estate mortgage loans and other real estate loans outstanding at December 31, 1996, totaled approximately $86.6 million. The Bank's residential real estate loans consist of fixed rate loans that have contractual maturities of one, three, or five years with balloon payments, and are secured by first liens on real estate. The Bank also has adjustable rate mortgages. The Bank historically has limited its real estate lending to its market area and has applied conservative loan standards which have, management believes, insured the quality of the loan portfolio. The Bank also makes real estate construction loans generally for residential and commercial construction purposes and for local construction projects with acceptable take out commitments. Real estate construction loans currently offered by the Bank generally have six month to nine month terms. At December 31, 1996, construction loans outstanding total $6.3 million.

           The Bank offers various types of installment loans including automobile, home improvement, equipment and personal loans. Loans to individuals for personal expenditures totaled $9.9 million at December 31, 1996.

           Approximately $28.7 million of the Bank's commercial loan portfolio consists of loans bearing interest at floating rates which are tied to the prime rate of interest.


LOAN PORTFOLIO

           The following table sets forth the amounts of specified categories of loans at the dates indicated.

                                                                 December 31
                                                           ----------------------
                                          1996         1995        1994       1993       1992
                                          ----         ----        ----       ----       ----
                                                           (In Thousands)
Residential real estate
  One to four family                   $ 51,927      $ 45,087     $40,593    $41,760    $41,327
  Five or more dwelling units             3,083         4,831       4,821      4,888      8,149
Nonresidential real estate               24,736        20,107      16,805     11,085     12,151
Construction and land development         6,274         3,834       1,342      1,475      2,548
Agricultural                              1,070         2,983       3,999      5,007      4,585
Commercial                                9,004         7,455       6,262      4,964      5,576
Consumer and other                       13,225        10,317       7,597      8,428     12,148
                                       --------     ---------     -------    -------    -------
                                       $109,319      $ 94,614     $81,419    $77,807    $86,484
                                       ========      ========     =======    =======    =======

The following table sets forth maturities at December 31, 1996 for certain loan types:

                                                                                 DECEMBER 31, 1996
                                                                                 -----------------
                                                         1 YEAR              1-5                 OVER
                                                         OR LESS            YEARS               5 YEARS              TOTAL
                                                         -------            -----               -------              -----
                                                                                  (IN THOUSANDS)
FIXED
-----

Commercial, financial, and agricultural                  $ 3,569           $20,434              $ 1,337            $25,340

Real estate, construction                                    458             4,438                  132              5,028

VARIABLE
--------

Commercial, financial, and agricultural                   15,095               210                  -               15,305

Real estate, construction                                  1,079               167                  -                1,246
                                                         -----------------------------------------------------------------

                                                         $20,201           $25,249              $ 1,469            $46,919
                                                         =================================================================


ASSET QUALITY

           The Company maintains a loan classification and review system to identify loans with higher risk of noncollectibility. Loans identified on the Bank's watch list as having potential for loss of principal as of December, 1996 amounted to $5.2 million or 4.76% of outstanding loans. Approximately
$338 thousand of such outstanding loans were reserved against because of concerns regarding the borrower's ability to comply with contractual loan repayment terms. The Bank was adequately collateralized on the remaining watch list loans. The Company anticipates net loan losses in 1997 will be at or below the range of our peer group.

           See "Asset Quality" under the reading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 and 11 in the Annual Report incorporated herein.

SECURITIES

           The Bank's security investments provide liquidity for regulatory and other purposes. As of December 31, 1996, the Bank's investments consisted of state and municipal obligations (15.2% of the total), and U.S. treasury and government agency obligations (84.3%). As of December 31, 1996, the investment portfolio represented 39.7% of the Company's total assets.

           States (including political subdivisions) of which holdings aggregate more than ten percent of stockholders' equity (amounts in thousands):

                    Issuer          Year         Book Value        Market Value
                    ------          ----         ----------        ------------

                    Virginia         1996          $11,356             $11,677

             See "Securities" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 in the Annual Report incorporated by reference herein for further discussion.



ASSET/LIABILITY MANAGEMENT

             An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which can be effected by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest risk and to minimize the impact on net interest income in periods of rising or falling interest rates.

             The Company determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments. These decisions are based on management's expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors. The Company uses computer simulations to measure the effect of various interest rate scenarios on net interest income. This modeling reflects interest rate changes and the related impact on net income over specified time horizons.

             At December 31, 1996, the Company had $63 thousand more liabilities than assets subject to repricing within one year and was, therefore, in a liability sensitive position. This compares to the Company's position at December 31, 1995, when it had $36.5 million more in assets than liabilities subject to repricing within one year. A liability-sensitive institution's net interest margin and net interest income generally will be impacted favorably by declining interest rates, while that of an asset-sensitive institution generally will be impacted favorably by increasing interest rates. The Company was able to improve its net interest margin to 4.24% in 1996 from 3.86% during 1995. See "Asset/Liability Management" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 in the Annual Report incorporated by reference herein for further discussion.


REGULATORY MATTERS

             The Company is subject to variuos regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

             As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

             The Company's actual capital amounts and ratios are also presented in the table. No deduction was made from capital for interest rate risk.

                                                                                                                   To Be
                                                                                                             Capitalized Under
                                                                               For Capital                   Prompt Corrective
                                                    Actual                  Adequacy Purposes                Action Provisions
(Dollars in Thousands)                      Amount         Ratio            Amount       Ratio              Amount        Ratio
-------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1996:
  Total Capital (to Risk
     Weighted Assets):
        Consolidated                        $27,985        24.91%           >=$8,987     >=8.0%                       N/A
        Second Bank & Trust                 $28,090        25.01%           >=$8,987     >=8.0%             >=$11,233   >=10.0%
  Tier 1 Capital (to Risk
     Weighted Assets):
        Consolidated                        $26,737        23.80%           >=$4,493     >=4.0%                       N/A
        Second Bank & Trust                 $26,842        23.89%           >=$4,493     >=4.0%             >=$ 6,740   >= 6.0%
  Tier 1 Capital (to
      Average Assets):
        Consolidated                        $26,737        12.93%           >=$8,272     >=4.0%                       N/A
        Second Bank & Trust                 $26,842        12.98%           >=$8,272     >=4.0%             >=$10,340  >=  5.0%
As of December 31, 1995:
  Total Capital (to Risk
     Weighted Assets):
        Consolidated                        $26,464        26.92%           >=$7,863     >=8.0%                       N/A
        Second Bank & Trust                 $26,418        26.88%           >=$7,863     >=8.0%             >=$ 9,829   >=10.0%
   Tier 1 Capital (to Risk
     Weighted Assets):
        Consolidated                        $25,235        25.67%           >=$3,932     >=4.0%                       N/A
        Second Bank & Trust                 $25,189        25.63%           >=$3,932     >=4.0%             >=$ 5,898   >= 6.0%
   Tier 1 Capital (to
      Average Assets):
        Consoliated                         $25,235        12.86%           >=$7,851     >=4.0%                       N/A
        Second Bank & Trust                 $25,189        12.83%           >=$7,851     >=4.0%             >=$ 9,814  >=  5.0%

                                       9

NEW ACCOUNTING PRONOUNCEMENTS

             See "New Acccounting Pronouncement" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 in the Annual Report incorporated by reference herein for discussion.


ITEM 2.      PROPERTIES

             The Company owns the property and building at its Main Office location in Culpeper, Virginia. In May, 1993, the Bank completed a major renovation to the existing 16,519 square foot building and added 21,931 square feet of office space at a cost of $2.5 million. It also owns the office and property at its Madison Branch in Madison, Virginia. The branch office at the Southgate location in Culpeper, Virginia is under a five year lease which can be renewed six times expiring in January, 2001. The branch office at our Dominion Square building is owned by Second Bank & Trust. The property on which this branch is located is leased for 20 years expiring in September, 2005. The Company established a branch office at Locust Grove in Orange County during 1995. A temporary facility on land purchased for $245,000 is open for business with the permanent facility of approximately 2,900 square feet of office space scheduled to be completed in 1997 at a total cost including land of $750,000.


ITEM 3.      LEGAL PROCEEDINGS

             Management currently is unaware of any material legal proceedings to which SNFC or the Bank is a party or of which any of their properties is the subject.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of SNFC through a solicitation of proxies or otherwise.


                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             At the present time, there is no established public trading market for SNFC Common Stock, nor are there any regularly reported quotations for such shares. The most recent trade of Common Stock of which the Company is aware was at $20.00 per share on February 15, 1997.

             As of February 14, 1997, the number of shareholders of record of SNFC's Common Stock was approximately 1,220, and the number of outstanding shares of Common Stock was 1,485,959.

             High and low stock prices and dividends for the last two fiscal years were:

                                          1996                                        1995
                                     --------------                              --------------
                                                      Cash                                         Cash
                                 Sales Price        Dividends               Sales Price         Dividends
Quarter Ended                  High       Low       Declared                High       Low       Declared
-------------                  ----       ---       --------                ----       ---       --------
March 31                       $20.00    $18.50         $  .19              $19.00    $19.00       $  .17
June 30                         20.00     19.00            .19               19.00     19.00          .17
September 30                    20.00     20.00            .19               19.00     17.75          .17
December 31                     21.00     19.50            .22               19.00     18.00          .19
                                                          ------                                    ------
                                                        $  .79                                     $  .70

             Each share of Common Stock is entitled to participate equally in dividends, which are payable when and as declared by the Board of Directors out of funds legally available for that purpose. Under Virginia law, a Virginia corporation generally may declare and pay a dividend or make other distributions to its shareholders, subject to any restrictions in its articles of incorporation, if the corporation is solvent and if the payment will not render the corporation insolvent.

             Although SNFC has no established policy regarding dividends, the Bank's subsidiary, Second Bank & Trust, has paid a dividend every year since 1900. The Company's dividend payout ratio was 41.5% in 1996 and 44.2% in 1995. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions.


ITEM 6.      SELECTED FINANCIAL DATA

             Incorporated by reference herein from the Company's 1996 Annual Report to Shareholders "Financial Highlights" on page 4.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             See pages 5 through 13 of the Annual Report incorporated by reference herein.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The consolidated financial statements and notes thereto on pages 14 through 29 of the Company's 1996 Annual Report to Shareholders are incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Incorporated by reference herein from pages 4 through 7 of the Company's 1997 Proxy Statement related to the Annual Meeting of Shareholders "Election of Directors."


ITEM 11.     EXECUTIVE COMPENSATION

             Incorporated by reference herein from pages 7 through 10 of the Company's 1997 Proxy Statement. "Executive Compensation."


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Incorporated by reference herein from page 5 through 6 of the Company's 1997 Proxy Statement regarding beneficial ownership of directors.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Incorporated by reference herein from pages 9 and 10 of the Company's 1997 Proxy Statement, "Transactions with Directors and Officers."


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

A.           FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company for the year ended December 31, 1996, including the related notes and the report of the independent auditors, are incorporated herein by reference to pages 14 through 30 of the 1996 Annual Report to Shareholders for fiscal year ended December 31, 1996.

             1.       Auditor's Report (page 30).

             2. Consolidated Balance Sheets - December 31, 1996 and 1995 (page 14).

             3. Consolidated Statements of Income - Years Ended December 31, 1996, 1995, and 1994 (page 15).

             4.       Consolidated Statements of Changes in Shareholders' Equity
                      - Years Ended December 31, 1996, 1995, and 1994 (page 16).

             5. Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995, and 1994 (page 17).

             6.       Notes to Consolidated Financial Statements (pages 18-29).


FINANCIAL STATEMENT SCHEDULES

        All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

EXHIBITS
             (a) (3)  The following exhibits either are filed as part of this

             Report or are incorporated herein by reference:

             Exhibit No. 3.    Articles of Incorporation and Bylaws.
                               ------------------------------------

             (i) Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) Appendix II to the Registrant's Registration Statement No. 33-34100 filed on March 28, 1990.

             (ii) Bylaws (incorporated herein by reference to Exhibit 3(ii) to the Registrant's Registration Statement No. 33-34100 filed on March 28, 1990.

             Exhibit No. 10    Material Contracts.
                               ------------------

             (i) Lease for Dominion Square branch of the Bank (incorporated herein by reference to Exhibit 10 (i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990).

             Exhibit No. 13    Second National Financial Corporation
                               -------------------------------------

                               1996 Annual Report to Shareholders.
                               ----------------------------------

             Exhibit No. 21    Subsidiaries of the Registrant.
                               ------------------------------

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SECOND NATIONAL FINANCIAL CORPORATION (Registrant)


By:  /s/ O. R. Barham, Jr.                                         3/27/97
   -------------------------------------------                 ----------------
              O. R. Barham, Jr.                                      Date
              President and Chief Executive Officer
              Director
    /s/ Jeffrey W. Farrar                                          3/27/97
  --------------------------------------------                 ----------------
              Jeffrey W. Farrar, CPA                                 Date
              Secretary/Principal Accounting Officer


             Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                                                              SIGNATURE AND TITLE
----                                                              -------------------
           3/27/97                                                   /s/ Lewis P. Armstrong
----------------------------                             ____________________________________________________
                                                         Lewis P. Armstrong, Director

           3/27/97                                                   /s/ O. R. Barham, Jr.
----------------------------                             ____________________________________________________
                                                         O. R. Barham, Jr., President & CEO & Director

           3/27/97                                                   /s/ Robert Y. Button, Jr.
----------------------------                             ____________________________________________________
                                                         Robert Y. Button, Jr., Director

           3/27/97                                                   /s/Gregory L. Fisher
----------------------------                             ____________________________________________________
                                                         Gregory L. Fisher, Director

           3/27/97                                                   /s/ Marshall D. Gayheart, Jr.
----------------------------                             ____________________________________________________
                                                         Marshall D. Gayheart, Jr., Director

           3/27/97                                                   /s/ Taylor E. Gore
----------------------------                             ____________________________________________________
                                                         Taylor E. Gore, Chairman & Director

           3/27/97                                                   /s/ Charles K. Gyory
----------------------------                             ____________________________________________________
                                                         Charles K. Gyory, Director

           3/27/97                                                   /s/ W. Robert Jebson, Jr.
----------------------------                             ____________________________________________________
                                                         W. Robert Jebson, Jr., Director

           3/27/97                                                   /s/ Harlean Smoot
----------------------------                             ____________________________________________________
                                                         Harlean Smoot, Director

           3/27/97                                                   /s/ Allen Y. Stokes
----------------------------                             ____________________________________________________
                                                         Allen Y. Stokes, Director
