Form 10-Q
period 1997-03-31
SECOND NATIONAL FINANCIAL CORP
filed 1997-05-14
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:

Common Stock, $2.50 par value              1,490,479
-----------------------------           ---------------
          Class                         Number of Shares

                     SECOND NATIONAL FINANCIAL CORPORATION

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                    Page Number
ITEM 1            Consolidated Financial Statements

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Income                      4

                  Consolidated Statements of Equity                      5

                  Consolidated Statements of Cash Flows                  6

                  Notes to Consolidated Financial Statements           7-8

ITEM 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       9-10

                          PART II - OTHER INFORMATION

ITEM 1            Legal Proceedings                                      11

ITEM 2            Changes in Securities                                  11

ITEM 3            Defaults Upon Senior Securities                        11

ITEM 4            Submission of Matters to a Vote of Security Holders    11

ITEM 5            Other information                                      11

ITEM 6            Exhibits and Reports on Form 8-K                       11

                  SIGNATURES                                             12

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                     March 31,                         DECEMBER 31,
                                                                        1997                              1996
                                                                    (unaudited)
ASSETS

Cash and due from depository institutions
 (non-interest bearing deposits)                                       $  6,235                        $  5,012

Interest-bearing deposits in other banks                                      -                               -

Securities held to maturity (market value,
       1997 - $15,021; 1996 - $14,913)                                   14,933                          14,545
Securities held for sale (market value,
       1997 - $62,749; 1996 - $67,848)                                   62,749                          67,848

Federal funds sold and securities
 purchased under agreements to resell                                     4,084                           4,368




Loans receivable - net                                                  111,733                         107,987

Bank premises and equipment                                               4,851                           4,874

Other assets                                                              2,731                           2,840
                                                                      ---------                        --------
    Total Assets                                                       $207,316                        $207,474
                                                                       ========                       =========

LIABILITIES
 DEPOSITS
    Non-interest bearing                                               $ 20,336                        $ 20,753
    Interest bearing                                                    154,404                         154,284
                                                                      ---------                        --------
   Total Deposits                                                       174,740                         175,037

 Repurchase agreements                                                    1,200                           1,200
 Master Notes                                                             2,630                           2,870
 Short-term borrowing                                                       858                             579
 Other liabilities                                                        1,264                           1,213
                                                                      ---------                        --------
Total Liabilities                                                       180,692                         180,899
                                                                      ---------                        --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value:
    (Authorized 1,000,000 shares,
     no shares outstanding)
 Common stock par value $2.50 per share:                                      -                               -
   (Authorized 3,000,000 shares; issued and outstanding
    1,409,479 shares 1997;1,506,419 shares 1996)                          3,726                           3,737

 Capital surplus                                                          1,091                           1,171
 Market valuation AFS securities                                           (435)                           (162)
 Retained earnings                                                       22,242                          21,829
                                                                      ---------                        --------
      Total Stockholders' Equity                                         26,624                          26,575
                                                                      ---------                        --------
Total Liabilities and Stockholders'
  Equity                                                               $207,316                        $207,474
                                                                       ========                       =========

See Notes to Consolidated Financial Statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                     1997          1996
                                                                    ----------  ------------
                                                                    (unaudited)   (unaudited)

INTEREST INCOME
   Interest and fees on loans                                       $   2,432      $ 2,290
   Interest income from depository institutions                            13           22
   Interest income on securities:
      Taxable interest income                                             996          970
       Interest income exempt from federal taxes                          173          159
       Dividends                                                            5            3
   Interest on federal funds and securities
        purchased under agreements to resell                               46           89
                                                                      --------      -------

         Total Interest Income                                          3,665        3,533
                                                                      --------      -------

INTEREST EXPENSE
    Interest on deposits                                                1,601        1,555
    Interest on notes payable                                               -           36
                                                                      --------      ------
    Interest on short-term borrowings                                      48           39
                                                                      --------      -------

         Total Interest Expense                                         1,649        1,630
                                                                      --------      -------

NET INTEREST INCOME                                                     2,016        1,903
     Less: Provision for loan losses                                       19            -
                                                                      --------      -------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                     1,997        1,903

NONINTEREST INCOME
    Commissions and fees from fiduciary activities                         86           93
    Service charges on deposit accounts                                   174          137
    Other operating income                                                 71           70
                                                                      --------      -------

             Total Noninterest Income                                     331          300
                                                                      --------      -------

NONINTEREST EXPENSES
    Salaries and employee benefits                                        731          679
    Net occupancy expense of premises                                     202          185
    Computer services                                                      53           42
    Other operating expenses                                              311          322
                                                                      --------      -------

             Total Noninterest Expense                                  1,297        1,228
                                                                      --------      -------

Income before income tax expense                                        1,031          975
Income tax expense                                                        290          253
                                                                      --------      -------

             Net Income                                             $     741       $  722
                                                                      ========      =======

      Net income per share                                          $    0.50       $ 0.48
                                                                      ========      =======

      Dividends per share                                           $    0.22       $ 0.19
                                                                      ========      =======

See accompanying notes to consolidated financial statements.
                                       -4-

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (000 OMITTED)

                                                                                               Unrealized gain (loss)
                                                  Common          Capital          Retained    on securites available
                                                   Stock          Surplus          Earnings      for sale (net)         Total
                                               -----------------------------------------------------------------------------------
Balances - January 1, 1996                        $3,757            $1,323          $20,155             ($18)         $25,217

Net Income                                             -                 -              722                               722

Change in unrealized gain (loss) on
   securities available for sale,
   net of deferred income taxes                        -                 -                -             (222)            (222)

Dividend Reinvestment                                  1                 4                -                                 5

Cash Dividends                                                           -             (286)                             (286)
                                               -----------------------------------------------------------------------------------

Balances - March 31, 1996                         $3,758            $1,327          $20,591            ($240)         $25,436
                                               ===================================================================================



Balances - January 1, 1997                        $3,737            $1,171          $21,829            ($162)         $26,575

Net Income                                             -                 -              741                               741

Change in unrealized gain (loss) on
   securities available for sale,
   net of deferred income taxes                        -                 -                -             (273)            (273)

Dividend Re-investment                                11                76                -                                87

Stock repurchases                                    (22)             (156)               -                              (178)

Cash Dividends                                         -                 -             (328)                             (328)
                                             --------------------------------------------------------------------------------

Balances - March 31, 1997                         $3,726            $1,091          $22,242            ($435)         $26,624
                                             ================================================================================

See notes to consolidated financial statements.

                         SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)

                                                                                     3 MONTHS ENDING
                                                                                         MARCH 31
                                                                               1997                  1996
                                                                           -----------------    ------------
                                                                           (Unaudited)           (Unaudited)
OPERATING ACTIVITIES
   Net income                                                            $        741         $     722
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Provision for loan losses                                                19                -
          Depreciation                                                            126               119
          Pension                                                                   3                (7)
          Amortization (accretion) of premiums
            and discounts on securities                                           (16)              (16)
          Gain on sale of securities                                               (1)               -
          (Increase) decrease in other assets                                     106               (17)
          Increase (decrease) in other liabilities                                 51                47
                                                                           -----------     -------------

              Net cash provided by operating activities                         1,029               848
                                                                           -----------     -------------

INVESTING ACTIVITIES
   Net decrease in interest-bearing deposits
     in other banks                                                                 -             1,000
   Proceeds from maturity of investment securities                                170                 -
   Proceeds from sales of securities available
     for sale                                                                   2,000                 -
   Proceeds from maturity of securities available
     for sale                                                                   8,314            13,000
   Purchase of securities available for sale                                   (5,472)          (16,567)
   Purchase of investment securities                                             (555)             (250)
   Purchase of premises and equipment                                            (104)              (55)
   Net increase in loans                                                       (3,766)           (3,500)
                                                                           -----------     -------------

               Net cash provided by (used in) investing
                   activities                                                     587            (6,372)
                                                                           -----------     -------------

FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings
     deposits                                                                  (1,300)            1,812
   Net increase in time deposits                                                1,003             2,210
   Net decrease in long-term borrowings                                             -               (75)
   Net increase (decrease) in repurchase agreements                                 -              (200)
   Net increase (decrease) in short-term borrowings                               279               602
   Net decrease in master notes                                                  (240)                -
   Common stock repurchases                                                      (178)              (75)
   Common stock issued                                                             87                80
   Cash dividends paid on common stock                                           (328)             (286)
                                                                           -----------     -------------

               Net cash provided by (used in) financing
                  activities                                                     (677)            4,068
                                                                           -----------     -------------

               Increase (Decrease) in cash and cash equivalents                   939            (1,456)

CASH AND CASH EQUIVALENTS
   Beginning of the period                                                      9,380             9,009
                                                                           -----------     -------------

   End of the period                                                     $     10,319    $        7,553
                                                                           ===========     =============

See accompanying notes to consolidated financial statements.
                                      -6-

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

2. The results of operations for the three month period ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's securities portfolio is composed of the following (000's omitted):



                                                                                       Amortized              Fair
                                                                                         Cost                 Value
                                                                                    ----------------     ----------------
Securities being Held to Maturity:
                                                                                               March 31, 1997
                                                                                    -------------------------------------

U. S. Government Agencies                                                        $            1,997    $           2,536
Obligations of States and Political Subdivisions                                             12,936               12,485
                                                                                    ----------------     ----------------

                                                                                 $           14,933    $          15,021
                                                                                    ================     ================

                                                                                             December 31, 1996
                                                                                    -------------------------------------
U. S. Government Agencies                                                        $            1,996    $           2,034
Obligations of States and Political Subdivisions                                             12,549               12,879
                                                                                    ----------------     ----------------

                                                                                 $           14,545    $          14,913
                                                                                    ================     ================


Securities Available For Sale:
                                                                                               March 31, 1997
                                                                                    -------------------------------------
U. S. Treasury Securities                                                        $           19,424    $          19,348
U. S. Government Securities                                                                  41,994               41,429
Corporate Bonds                                                                               1,480                1,461
Other Equity Securities                                                                         511                  511
                                                                                    ----------------     ----------------

                                                                                 $           63,409    $          62,749
                                                                                    ================     ================

                                                                                             December 31, 1996
                                                                                    -------------------------------------
U. S. Treasury Securities                                                        $           18,421    $          18,431
U. S. Government Securities                                                                  49,255               49,000
Other Equity Securities                                                                         417                  417
                                                                                    ----------------     ----------------

                                                                                 $           68,093    $          67,848
                                                                                    ================     ================

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (000 Omitted)

4.  The Corporation's loan portfolio is composed of the following:

                                                                                  March 31            Dec. 31
                                                                                    1997               1996
                                                                               ----------------   ----------------
                                                                                 (Unaudited)

Real estate loans:
   Construction                                                             $            8,465   $          6,274
   Secured by farmland                                                                     651                627
   Secured by 1-4 family residential                                                    51,905             51,927
   Other real estate loans                                                              27,783             27,819
Loans to farmers (except secured by
   real estate)                                                                            400                443
Commercial and industrial loans (except
   those secured by real estate)                                                         9,261              9,004
Loans to individuals for personal
   expenditures                                                                         11,300              9,873
All other loans                                                                          3,335              3,353

                                                                               ----------------   ----------------
                                                                                       113,100            109,320
Less:
     Deferred loan fees                                                                    (97)               (86)
     Allowance for loan losses                                                          (1,270)            (1,247)
                                                                               ----------------   ----------------

                                                                            $          111,733   $        107,987
                                                                               ================   ================


5. Activity in the allowance for loan losses is as follows:

                                                                                  March 31            Dec. 31
                                                                                    1997               1996
                                                                               ----------------   ----------------
                                                                                 (Unaudited)


Balance at January 1                                                        $            1,247   $          1,320

Recoveries added to the allowance                                                            5                 28
Loan losses charged to the allowance                                                        (1)              (101)
Provision recorded to expense                                                               19                  -
                                                                               ----------------   ----------------

Balance at end of period                                                    $            1,270   $          1,247
                                                                               ================   ================


6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the three month periods ended March 31 were 1,492,667 in 1997 and 1,503,265 in 1996.

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Financial Condition / Results of Operations

Second National Financial Corporation's consolidated net income amounted to $741 thousand or $.50 per share for the three month and cumulative period ended March 31, 1997, compared with $722 thousand or $.48 per share for the same period in 1996. Operating results for the first three of the fiscal year where positively impacted by continuing loan growth, good expense control and improvement in the net interest margin. In addition, earnings for the three month period ended March 31, 1996 were positively impacted by the collection of $173 thousand of delinquent interest in connection with a problem loan which paid off during that period. Net income for the three month period ended March 31, 1997 represented a 1.45% return on average assets and a 11.19% return on stockholder's equity versus 1.46% and 11.42% for 1996.

Net interest income, the Corporation's primary source of earnings, increased $94 thousand from $1.903 million in 1996 to $1.997 million for the three months ended March 31, 1997 .The increase reflects improvement in the net interest margin. The net interest margin improved to 4.43% for the three months ended March 31, 1997, compared to 4.26% for the same period in 1996.

The mix of average earning assets was positively impacted by growth in the loan portfolio. Net loans amounted to $111.733 million, up $3.746 million from $107.987 million at December 31, 1996. Total assets of the Corporation were $207.3 million at March 31, 1997, a decrease of .1% compared to assets of $207.4 million at December 31, 1996. The loan growth was funded from lower yielding securities that matured during the period.

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, fiduciary income and other service charges, commissions and fees. The Corporation's noninterest income increased $31 thousand or 10.3% from $300 thousand in 1996 to $331 thousand for the three months ended March 31, 1997. The increase was primarily attributed to increased service charges on deposit accounts.

Noninterest expenses increased $69 thousand or 5.6% from $1.228 million in 1996 to $1.297 million for the three months ended March 31, 1997. Increases in employee salaries and benefits of $52 thousand accounted for much of the increase.

Capital Adequacy

Stockholders' equity as of March 31, 1997 of $26.624 million increased $49 thousand or approximately .2% from $26.575 million at December 31, 1996. The Corporation's Tier I risk-based capital-to-asset ratio was 23.65% at March 31, 1997, compared to 23.89% at December 31, 1996. Federal Reserve and FDIC guidelines require 8% of total capital to risk weighted assets, and the Corporation far exceeds this regulatory requirement.
                                       -9-

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Asset Quality

The Corporation continued to experience high loan quality during the first quarter of 1997, as evidenced by net charge-offs of $1 thousand for the three month period ending March 31, 1997, compared to net charge-offs of $101 thousand for all of 1996. The allowance for loan losses as a percentage of net loans amounted to 1.12% at March 31, 1997 compared to 1.14% at December 31, 1996. Nonperforming assets at March 31, 1997 amounted to $890,208 or .79% of loans receivable.

The adequacy of the allowance for loan losses is reviewed quarterly by management based on an evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The Bank began to record additional provision for loan loss in 1997 to maintain its ratio of allowances to outstanding loans receivable given the growth in the loan portfolio.

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

The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 8.2% of total deposits primarily from established core depositors.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                  (b) A Form 8-K was filed on March 3, 1997 announcing Board authorization for management to pursue listing the common stock on the NASD Bulletin Board or NASDAQ Small Cap Market.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SECOND NATIONAL FINANCIAL CORPORATION


                                     /s/ O.R. Barham, Jr.
                                     -------------------------
                                   O.R. Barham, Jr., President
                                   Chief Executive Officer
                                   May 12, 1997



                                     /s/ Jeffrey W. Farrar
                                  ----------------------------
                                   Jeffrey W. Farrar, CPA
                                   Vice President - Principal Financial Officer
                                   May 12, 1997