Form 10-Q
period 1997-06-30
SECOND NATIONAL FINANCIAL CORP
filed 1997-08-13
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

Commission File Number 000-22747

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No    .
                                            ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

Common Stock, $2.50 par value                             1,494,281
          Class                                        Number of Shares

                      SECOND NATIONAL FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page No.

ITEM 1   Consolidated Financial Statements:

         Consolidated Statements of Condition                               3

         Consolidated Statements of Earnings                              4-5

         Consolidated Statements of Cash Flows                              6

         Notes to Financial Statements                                    7-9

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9-10


                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                 11

ITEM 2   Change in Securities                                              11

ITEM 3   Defaults Upon Senior Securities                                   11

ITEM 4   Submission of Matters to a Vote of Security Holders               11

ITEM 5   Other information                                                 11

ITEM 6   Exhibits and Reports on Form 8-K                                  11

                      SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)

                                                                JUNE 30,    DECEMBER 31,
                                                                 1997          1996
                                                              (unaudited)
                                                             ------------   ------------
ASSETS

Cash and due from depository institutions
 (non-interest bearing deposits)                              $   4,081       $   5,012

Securities held to maturity (market value,
       1997 - $16,121; 1996 - $14,913)                           15,721          14,545
Securities held for sale (market value,
       1997 - $62,089; 1996 - $67,848)                           62,089          67,848

Federal funds sold and securities
 purchased under agreements to resell                             2,727           4,368

Loans receivable - net                                          117,848         107,987

Bank premises and equipment                                       4,714           4,874

Other assets                                                      2,781           2,840
                                                              ---------       ---------

    Total Assets                                              $ 209,961       $ 207,474
                                                              =========       =========

LIABILITIES
Deposits
    Non-interest bearing                                      $  20,648       $  20,753
    Interest bearing                                            155,590         154,284
                                                              ---------       ---------

   Total Deposits                                               176,238         175,037

 Repurchase agreements                                            1,349           1,200
 Master Notes                                                     2,715           2,870
 Short-term borrowing                                             1,076             579
 Other liabilities                                                1,075           1,213
                                                              ---------       ---------

      Total Liabilities                                         182,453         180,899
                                                              ---------       ---------

STOCKHOLDERS' EQUITY Preferred stock, no par value:
    (Authorized 1,000,000 shares,
     no shares outstanding)
 Common stock par value $2.50 per share:
   ( Authorized 3,000,000 shares; issued and outstanding
    1,494,281 shares 1997;1,506,419 shares 1996)                  3,736           3,737

 Capital surplus                                                  1,162           1,171
 Market valuation AFS securities                                   (144)           (162)
 Retained earnings                                               22,754          21,829
                                                              ---------       ---------

      Total Stockholders' Equity                                 27,508          26,575
                                                              ---------       ---------

Total Liabilities and Stockholders'
  Equity                                                      $ 209,961       $ 207,474
                                                              =========       =========

See accompanying notes to consolidated financial statements.

                      SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                          THREE MONTHS ENDED
                                                              JUNE 30,
                                                          1997        1996
                                                       ---------    ---------
                                                      (unaudited)  (unaudited)

INTEREST INCOME
   Loans receivable                                     $2,601      $2,189
   Securities and other investments                      1,237       1,294
                                                        ------      ------

         Total Interest Income                           3,838       3,483
                                                        ------      ------

INTEREST EXPENSE
    Interest on deposits                                 1,642       1,569
    Interest on notes payable                               -           34
    Interest on short-term borrowings                       56          39
                                                        ------      ------

         Total Interest Expense                          1,698       1,642
                                                        ------      ------

NET INTEREST INCOME                                      2,140       1,841
     Less: Provision for loan losses                        19          -
                                                        ------      ------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      2,121       1,841

NONINTEREST INCOME
    Commissions and fees from fiduciary activities          86          93
    Service charges on deposit accounts                    187         162
    Investment sales                                        22          -
    Loan fees                                               50          44
    Other operating income                                   3           8
                                                        ------      ------

             Total Noninterest Income                      348         307
                                                        ------      ------

NONINTEREST EXPENSES
    Salaries and employee benefits                         703         698
    Occupancy and equipment                                200         189
    Data processing services                                53          50
    Marketing                                               29          20
    Capital stock taxes                                     47          40
    Other operating expenses                               256         219
                                                        ------      ------

             Total Noninterest Expense                   1,288       1,216
                                                        ------      ------

Income before income tax expense                         1,181         932
Income tax expense                                         341         277
                                                        ------      ------

             Net Income                                 $  840      $  655
                                                        ======      ======

      Net income per share                              $ 0.56      $ 0.43
                                                        ======      ======

      Dividends per share                               $ 0.22      $ 0.19
                                                        ======      ======

See accompanying notes to consolidated financial statements.

                      SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                          1997       1996
                                                       ---------   ---------
                                                      (unaudited) (unaudited)

INTEREST INCOME
   Loans receivable                                     $5,033      $4,479
   Securities and other investments                      2,470       2,536
                                                        ------      ------

         Total Interest Income                           7,503       7,015
                                                        ------      ------

INTEREST EXPENSE
    Interest on deposits                                 3,743       3,124
    Interest on notes payable                               -           70
    Interest on short-term borrowings                      104          78
                                                        ------      ------

         Total Interest Expense                          3,347       3,272
                                                        ------      ------

NET INTEREST INCOME                                      4,156       3,743
     Less: Provision for loan losses                        38          -
                                                        ------      ------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      4,118       3,743

NONINTEREST INCOME
    Commissions and fees from fiduciary activities         172         186
    Service charges on deposit accounts                    361         299
    Investment sales                                        26
    Loan fees                                               87          78
    Other operating income                                  33          45
                                                        ------      ------

             Total Noninterest Income                      679         608
                                                        ------      ------

NONINTEREST EXPENSES
    Salaries and employee benefits                       1,434       1,377
    Occupancy and equipment                                402         374
    Data processing services                               106          92
    Marketing                                               56          33
    Capital stock taxes                                     93          81
    Other operating expenses                               494         487
                                                        ------      ------

             Total Noninterest Expense                   2,585       2,444
                                                        ------      ------

Income before income tax expense                         2,212       1,907
Income tax expense                                         631         530
                                                        ------      ------

             Net Income                                 $1,581      $1,377
                                                        ======      ======

      Net income per share                              $ 1.06      $ 0.92
                                                        ======      ======

      Dividends per share                               $ 0.44      $ 0.38
                                                        ======      ======

See accompanying notes to consolidated financial statements.

                      SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)


                                                                  6 MONTHS ENDING
                                                                     JUNE 30
                                                               1997           1996
                                                             ---------      ---------
                                                            (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
   Net income                                                $  1,581       $  1,377
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Provision for loan losses                                38
          Depreciation                                            254            239
          Pension                                                  15            (13)
          Amortization (accretion) of premiums
            and discounts on securities                           (36)            37
          Loss on sale of securities                                3             32
          (Increase) decrease in other assets                      59           (468)
          Increase (decrease) in other liabilities               (138)          (109)
                                                             --------       --------

              Net cash provided by operating activities         1,776          1,095
                                                             --------       --------

INVESTING ACTIVITIES
   Net decrease in interest-bearing deposits
     in other banks                                                            1,252
   Proceeds from maturity of investment securities                420          1,250
   Proceeds from sales of securities available
     for sale                                                   5,506          9,709
   Proceeds from maturity of securities available
     for sale                                                  14,279         16,400
   Purchase of securities available for sale                  (13,945)       (27,713)
   Purchase of investment securities                           (1,595)          (525)
   Purchase of premises and equipment                             (94)          (198)
   Net increase in loans                                       (9,945)       (10,230)
                                                             --------       --------

               Net cash provided by (used in) investing
                   activities                                  (5,374)       (10,055)
                                                             --------       --------

FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings
     deposits                                                     150          4,635
   Net increase in time deposits                                1,051          4,364
   Net decrease in long-term borrowings                                         (150)
   Net increase (decrease) in repurchase agreements               149            100
   Net increase (decrease) in short-term borrowings               497            914
   Net decrease in master notes                                  (155)           (75)
   Common stock repurchases                                      (178)           (94)
   Common stock issued                                            168            157
   Cash dividends paid on common stock                           (656)          (571)
                                                             --------       --------

               Net cash provided by (used in) financing
                  activities                                    1,026          9,280
                                                             --------       --------

               Increase in cash and cash equivalents           (2,572)           320

CASH AND CASH EQUIVALENTS
   Beginning of the period                                      9,380          9,010
                                                             --------       --------

   End of the period                                         $  6,808       $  9,330
                                                             ========       ========

See accompanying notes to consolidated financial statements.

               SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 AND DECEMBER 31, 1996


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

2. The results of operations for the six month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's securities portfolio is composed of the following (000's omitted):



                                                      Amortized      Fair
                                                        Cost         Value
                                                      ---------    ---------

Securities being Held to Maturity:
                                                            June 30, 1997
                                                      ----------------------

U. S. Government Agencies                             $   1,999    $   2,016
Obligations of States and Political Subdivisions         13,722       14,105
                                                      ----------    ---------

                                                      $  15,721    $  16,121
                                                      ==========    =========


                                                          December 31, 1996
                                                      -----------------------

U. S. Government Agencies                             $   1,996    $   2,034
Obligations of States and Political Subdivisions         12,549       12,879
                                                      ----------    ---------

                                                      $  14,545    $  14,913
                                                      ==========    =========


Securities Available For Sale:
                                                            June 30, 1997
                                                      -----------------------

U. S. Treasury Securities                             $  19,494    $  19,447
U. S. Government Securities                              40,901       40,667
Corporate Bonds                                           1,482        1,475
Other Equity Securities                                     500          500
                                                      ----------    ---------

                                                      $  62,377    $  62,089
                                                      ==========    =========


                                                          December 31, 1996
                                                      -----------------------

U. S. Treasury Securities                             $  18,421    $  18,431
U. S. Government Securities                              49,255       49,000
Other Equity Securities                                     417          417
                                                      ----------    ---------

                                                      $  68,093    $  67,848
                                                      ==========    =========

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (000 Omitted)

4.  The Corporation's loan portfolio is composed of the following:

                                                       June 30     Dec. 31
                                                        1997        1996
                                                      ----------  ---------
                                                     (Unaudited)

Real estate loans:
   Construction                                       $   8,932   $   6,274
   Secured by farmland                                      625         627
   Secured by 1-4 family residential                     55,005      51,927
   Other real estate loans                               30,284      27,819
Loans to farmers (except secured by
   real estate)                                             372         443
Commercial and industrial loans (except
   those secured by real estate)                          8,633       9,004
Loans to individuals for personal
   expenditures                                          12,103       9,873
All other loans                                           3,277       3,353

                                                       ---------   ---------
                                                        119,231     109,320
Less:
     Deferred loan fees                                     (91)        (86)
     Allowance for loan losses                           (1,292)     (1,247)
                                                       ---------   ---------

                                                      $ 117,848   $ 107,987
                                                       =========   =========



5. Activity in the allowance for loan losses is as follows:

                                                        June 30     Dec. 31
                                                         1997        1996
                                                       ---------  ----------
                                                           (Unaudited)


Balance at January 1                                  $   1,247   $   1,320

Recoveries added to the allowance                            12          28
Loan losses charged to the allowance                         (5)       (101)
Provision recorded to expense                                38
                                                        --------    --------

Balance at end of period                              $   1,292   $   1,247
                                                        ========    ========



6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the six month periods ended June 30 were 1,497,281 in 1997 and 1,503,265 in 1996.

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Financial Condition / Results of Operations

Second National Financial Corporation's consolidated net income amounted to $840 thousand or $.56 per share for the three month period ended June 30, 1997, compared with $655 thousand or $.43 per share for the same period in 1996. Consolidated net income for the six month period ended June 30, 1997 amounted to $1.581 million or $1.06 per share, compared with $1.377 million or $.91 per share for the same period in 1996 Operating results for the three and six month periods where positively impacted by continuing loan growth and improvement in the net interest margin. Net income for the three month period ended June 30, 1997 represented a 28.2% increase over three month comparable earnings and 14.8% increase over six month comparable earnings in 1996. Cumulative six month earnings represented 1.54% return on average assets and a 11.82% return on stockholder's equity versus 1.37% and 10.85% for 1996.

Net interest income, the Corporation's primary source of earnings, increased $280 thousand from $1.841 million in 1996 to $2.121 million for the three months ended June 30, 1997. For the six month period ended June 30, 1997 net interest income increased 413 thousand or 11.0% over the comparable period in 1996. The increase reflects improvement in the net interest margin and improved performance in the Company's investment portfolio. The net interest margin improved to 4.52% for the six months ended June 30, 1997, compared to 4.15% for the same period in 1996.

The mix of average earning assets was positively impacted by growth in the loan portfolio. Net loans amounted to $117.848 million, up $9.861 million from $107.987 million at December 31, 1996. Total assets of the Corporation were $209.9 million at June 30, 1997, an increase of 1.2% compared to assets of $207.4 million at December 31, 1996. The loan growth was funded from lower yielding securities that matured during the period.

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, fiduciary income and other service charges, commissions and fees. The Corporation's noninterest income increased $41 thousand or 13.3% from $307 thousand in 1996 to $348 thousand for the three months ended June 30, 1997. Noninterest income increased $71 thousand or 11.7% from $608 thousand in 1996 to $679 thousand for the six months ended June 30, 1997. The increase was primarily attributed to increased service charges on deposit accounts and commission income on investment sales.

Noninterest expenses increased $72 thousand or 5.9% from $1.216 million in 1996 to $1.288 million for the three months ended June 30, 1997. Noninterest expense increased $141 thousand or 5.8% from $2.444 million in 1996 to $2.585 million for the six months ended June 30, 1997.

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Capital Adequacy

Stockholders' equity as of June 30, 1997 of $27.508 million increased $933 thousand or approximately 3.5% from $26.575 million at December 31, 1996. The Corporation's Tier I risk- based capital-to-asset ratio was 19.79% at June 30, 1997, compared to 23.89% at December 31, 1996. Federal Reserve and FDIC guidelines require 8% of total capital to risk weighted assets.

Asset Quality

The Corporation continued to experience high loan quality during the three months ended June 30, 1997, as evidenced by net recoveries of $3 thousand for the three month period ending June 30, 1997, compared to net charge-offs of $101 thousand for all of 1996. The allowance for loan losses as a percentage of net loans amounted to 1.07% at June 30, 1997 compared to 1.14% at December 31, 1996. Nonperforming assets at June 30, 1997 amounted to $600,774 or .65% of loans.

The adequacy of the allowance for loan losses is reviewed quarterly by management based on an evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The Bank began to record additional provision for loan loss in 1997 to maintain its ratio of allowances to outstanding loans receivable given the growth in the loan portfolio. Management considers the allowance for loan loss to be adequate at this time.

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

The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 8.1% of total deposits primarily from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise.
                                      -10-

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On April 10, 1997 the Corporation held its annual meeting of stockholders. Messrs. Gayheart and Jebson were elected as directors for a term of three years. In addition, the ratification of Yount, Hyde & Barbour to be independent auditors for 1997 was approved.

ITEM 5.  OTHER INFORMATION.

         Second National Financial Corporations stock commenced trading on the NASDAQ Small Cap Market July 14, 1997 under the symbol SEFC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits are not applicable

         (b) A Form 8-K was filed on behalf of the Corporation on June 24, 1997, to request from the Commission an exchange act file number to be used in future filings and to meet requirements for listing of the Corporation's stock on the NASDAQ Small Cap Market.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SECOND NATIONAL FINANCIAL CORPORATION


                                           /s/ O.R. Barham, Jr.
                                         ---------------------------
                                         O.R. Barham, Jr., President
                                         Chief Executive Officer
                                         August 10, 1997



                                              /s/ Jeffrey W. Farrar
                                         ----------------------------
                                         Jeffrey W. Farrar, CPA
                                         Vice President - Principal
                                           Financial Officer
                                         August 10, 1997