Form 10-Q
period 1997-09-30
SECOND NATIONAL FINANCIAL CORP
filed 1997-11-14
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

Common Stock, $2.50 par value                          1,497,440
-----------------------------                    ---------------
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

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1997            1996
                                                              (unaudited)
ASSETS

Cash and due from depository institutions
 (non-interest bearing deposits)                           $      6,816    $       5,012

Securities held to maturity (market value,
       1997 - $16,262; 1996 - $14,913)                           15,723           14,545
Securities held for sale (market value,
       1997 - $63,293; 1996 - $67,848)                           63,293           67,848

Federal funds sold and securities
 purchased under agreements to resell                               695            4,368

Loans receivable - net                                          122,735          107,987

Bank premises and equipment                                       4,775            4,874

Other assets                                                      2,634            2,840

    Total Assets                                           $    216,671    $     207,474

LIABILITIES
Deposits
    Non-interest bearing                                   $     22,668    $      20,753
    Interest bearing                                            159,104          154,284

   Total Deposits                                               181,772          175,037

 Repurchase agreements                                            1,481            1,200
 Master Notes                                                     2,578            2,870
 Short-term borrowing                                             1,373              579
 Other liabilities                                                1,217            1,213

      Total Liabilities                                         188,421          180,899

STOCKHOLDERS' EQUITY Preferred stock, no par value:
    (Authorized 1,000,000 shares,
     no shares outstanding)                                           -                -
 Common stock par value $2.50 per share:
   (Authorized 3,000,000 shares; issued and outstanding
    1,497,440 shares 1997;1,506,419 shares 1996)                  3,744            3,737

 Capital surplus                                                  1,234            1,171
 Market valuation AFS securities                                     43             (162)
 Retained earnings                                               23,229           21,829

      Total Stockholders' Equity                                 28,250           26,575

Total Liabilities and Stockholders'
  Equity                                                   $    216,671    $     207,474



See accompanying notes to consolidated financial statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1997           1996
                                                     (unaudited)   (unaudited)

INTEREST INCOME
   Loans receivable                                 $    2,684     $   2,321
   Securities and other investments                      1,249         1,325

         Total Interest Income                           3,933         3,646

INTEREST EXPENSE
    Interest on deposits                                 1,686         1,615
    Interest on notes payable                                -            32
    Interest on short-term borrowings                       70            47

         Total Interest Expense                          1,756         1,694

NET INTEREST INCOME                                      2,177         1,952
     Less: Provision for loan losses                        38             -

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      2,139         1,952

NONINTEREST INCOME
    Commissions and fees from fiduciary activities          87            92
    Service charges on deposit accounts                    197           172
    Investment sales                                        20             -
    Loan fees                                               63            40
    Other operating income                                  63            43

             Total Noninterest Income                      430           347

NONINTEREST EXPENSES
    Salaries and employee benefits                         790           715
    Occupancy and equipment                                205           194
    Data processing services                                61            53
    Marketing                                               30            22
    Capital stock taxes                                     47            41
    Other operating expenses                               309           229

             Total Noninterest Expense                   1,442         1,254

Income before income tax expense                         1,127         1,045
Income tax expense                                         323           299

             Net Income                             $      804     $     746

      Net income per share                          $     0.53     $    0.50

      Dividends per share                           $     0.22     $    0.19


See accompanying notes to consolidated financial statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1997           1996
                                                    (unaudited)     (unaudited)

INTEREST INCOME
   Loans receivable                                   $  7,717     $    6,800
   Securities and other investments                      3,719          3,861

         Total Interest Income                          11,436         10,661

INTEREST EXPENSE
    Interest on deposits                                 4,929          4,739
    Interest on notes payable                                -            102
    Interest on short-term borrowings                      174            125

         Total Interest Expense                          5,103          4,966

NET INTEREST INCOME                                      6,333          5,695
     Less: Provision for loan losses                        76              -

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      6,257          5,695

NONINTEREST INCOME
    Commissions and fees from fiduciary activities         259            278
    Service charges on deposit accounts                    558            471
    Investment sales                                        46              -
    Loan fees                                              150            118
    Other operating income                                  96             88

             Total Noninterest Income                    1,109            955

NONINTEREST EXPENSES
    Salaries and employee benefits                       2,224          2,092
    Occupancy and equipment                                607            568
    Data processing services                               167            145
    Marketing                                               86             55
    Capital stock taxes                                    140            122
    Other operating expenses                               803            716

             Total Noninterest Expense                   4,027          3,698

Income before income tax expense                         3,339          2,952
Income tax expense                                         954            829

             Net Income                               $  2,385     $    2,123

      Net income per share                            $   1.59     $     1.42

      Dividends per share                             $   0.66     $     0.57

See accompanying notes to consolidated financial statements.

                     SECOND NATIONAL FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)



                                                              NINE MONTHS ENDING
                                                                SEPTEMBER 30
                                                            1997            1996
                                                         -----------     -----------
                                                         (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
   Net income                                            $    2,385       $  2,123
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Provision for loan losses                              76             -
          Depreciation                                          371            399
          Pension                                                24            (19)
          Amortization (accretion) of premiums
            and discounts on securities                         (54)            65
          Loss on sale of securities                              3             32
          (Increase) decrease in other assets                   207           (207)
          Increase (decrease) in other liabilities                7            304
                                                         -----------     ----------

              Net cash provided by operating activities       3,019          2,697
                                                         -----------     ----------

INVESTING ACTIVITIES
   Net decrease in interest-bearing deposits
     in other banks                                               -          1,753
   Proceeds from maturity of securities held
     to maturity                                                420          1,750
   Proceeds from sales of securities available
     for sale                                                 5,506          9,709
   Proceeds from maturity of securities available
     for sale                                                17,622         21,400
   Purchase of securities available for sale                (18,239)       (33,322)
   Purchase of securities held to maturity                   (1,595)          (780)
   Purchase of premises and equipment                          (475)          (342)
   Net increase in loans                                    (14,730)       (12,166)
                                                         -----------     ----------

               Net cash provided by (used in) investing
                   activities                               (11,491)       (11,998)
                                                         -----------     ----------

FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings
     deposits                                                 4,208          5,835
   Net increase in time deposits                              2,524          4,023
   Net decrease in long-term borrowings                           -           (225)
   Net increase (decrease) in repurchase agreements             281            100
   Net increase (decrease) in short-term borrowings             794            943
   Net decrease in master notes                                (292)           (95)
   Common stock repurchases                                    (178)          (293)
   Common stock issued                                          250             76
   Cash dividends paid on common stock                         (984)          (856)
                                                         -----------     ----------

               Net cash provided by (used in) financing
                  activities                                  6,603          9,508
                                                         -----------     ----------

               Increase in cash and cash equivalents         (1,869)           207

CASH AND CASH EQUIVALENTS
   Beginning of the period                                    9,380          9,010
                                                         -----------     ----------

   End of the period                                     $    7,511      $   9,217
                                                         ===========     ==========

See accompanying notes to consolidated financial statements.

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

2. The results of operations for the nine month period ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's securities portfolio is composed of the following (000's omitted):



                                                  Amortized        Fair
                                                     Cost          Value
                                                  ----------   ---------------

Securities being Held to Maturity:
                                                     September 30, 1997
                                                  ----------------------

U. S. Government Agencies                         $   2,000    $   2,004
Obligations of States and Political Subdivisions     13,723       14,258
                                                  ----------   ---------

                                                  $  15,723    $  16,262
                                                  ==========   =========


                                                      December 31, 1996
                                                  -----------------------

U. S. Government Agencies                         $   1,996    $   2,034
Obligations of States and Political Subdivisions     12,549       12,879
                                                  ----------   ----------

                                                  $  14,545    $  14,913
                                                  ==========   ==========


Securities Available For Sale:
                                                     September 30, 1997
                                                  ----------------------

U. S. Treasury Securities                         $  19,436    $  19,508
U. S. Agency Securities - Bonds                      31,996       29,865
U.S. Agency Securities -  Mortgage-backed            10,365       10,449
Corporate Bonds                                       2,981        2,982
Other Equity Securities                                 489          489
                                                  ----------   ----------

                                                  $  65,267    $  63,293
                                                  ==========   ==========


                                                      December 31, 1996
                                                  -----------------------

U. S. Treasury Securities                         $  18,421    $   18,431
U. S. Government Securities                          43,506        43,198
U.S. Agency Securities -  Mortgage-backed             5,749         5,802
Other Equity Securities                                 417           417
                                                  ----------   -----------

                                                  $  68,093    $   67,848
                                                  ==========   ===========

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (000 Omitted)

4.  The Corporation's loan portfolio is composed of the following:

                                          Sept. 30       Dec. 31
                                            1997          1996
                                         -----------   -----------
                                         (Unaudited)

Real estate loans:
   Construction                          $    9,853   $     6,274
   Secured by farmland                          619           627
   Secured by 1-4 family residential         55,409        51,927
   Other real estate loans                   32,999        27,819
Loans to farmers (except secured by
   real estate)                                 327           443
Commercial and industrial loans (except
   those secured by real estate)              8,244         9,004
Loans to individuals for personal
   expenditures                              13,489         9,873
All other loans                               3,214         3,353

                                          ----------   -----------
                                            124,154       109,320
Less:
     Deferred loan fees                         (85)          (86)
     Allowance for loan losses               (1,334)       (1,247)
                                          ----------   -----------

                                         $  122,735   $   107,987
                                          ==========   ==========



5. Activity in the allowance for loan losses is as follows:

                                        Sept. 30     Dec. 31
                                          1997        1996
                                      -----------  -----------
                                      (Unaudited)


Balance at January 1                  $    1,247   $     1,320

Recoveries added to the allowance             16            28
Loan losses charged to the allowance          (5)         (101)
Provision recorded to expense                 76             -
                                        ---------   -----------

Balance at end of period              $    1,334   $     1,247
                                        =========   ===========



6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the nine month periods ended September 30 were 1,495,500 in 1997 and 1,493,200 in 1996.

                     SECOND NATIONAL FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Financial Condition / Results of Operations

Second National Financial Corporation's consolidated net income amounted to $804 thousand or $.53 per share for the three month period ended September 30, 1997, compared with $746 thousand or $.50 per share for the same period in 1996. Consolidated net income for the nine month period ended September 30, 1997 amounted to $2.385 million or $1.59 per share, compared with $2.123 million or $1.42 per share for the same period in 1996. Operating results for the three and nine month periods where positively impacted by continuing loan growth and improvement in the net interest margin. Net income for the three month period ended September 30, 1997 represented a 7.78% increase over three month comparable earnings and a 12.33% increase over nine month comparable earnings in 1996. Cumulative nine month earnings represented 1.52% return on average assets and a 11.77% return on stockholder's equity versus 1.40% and 11.15% for 1996.

Net interest income, the Corporation's primary source of earnings, increased $187 thousand from $1.952 million in 1996 to $2.139 million for the three months ended September 30, 1997. For the nine month period ended September 30, 1997, net interest income increased $562 thousand or 9.87% over the comparable period in 1996. The increase reflects improvement in the net interest margin and improved performance in the Company's investment portfolio. The net interest margin improved to 4.55% for the nine months ended September 30, 1997, compared to 4.17% for the same period in 1996.

The mix of average earning assets was positively impacted by growth in the loan portfolio. Net loans amounted to $122.735 million, up $14.749 million from $107.987 million at December 31, 1996. Total assets of the Corporation were $216.671 million at September 30, 1997, an increase of 4.43% compared to assets of $207.4 million at December 31, 1996. The loan growth was funded from deposit growth and securities that matured during the period.

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, fiduciary income and other service charges, commissions and fees. The Corporation's noninterest income increased $83 thousand or 23.9% from $347 thousand in 1996 to $430 thousand for the three months ended September 30, 1997. Noninterest income increased $154 thousand or 16.13% from $955 thousand in 1996 to $1.109 million for the nine months ended September 30, 1997. The increase was primarily attributed to increased service charges on deposit accounts and commission income on investment sales.

Noninterest expenses increased $188 thousand or 14.99% from $1.254 million in 1996 to $1.442 million for the three months ended September 30, 1997. Noninterest expense increased $329 thousand or 8.89% from $3.698 million in 1996 to $4.027 million for the nine months ended September 30, 1997. The increase was primarily attributed to increased personnel and operating costs associated with the opening of two new branches.

                     SECOND NATIONAL FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Capital Adequacy

Stockholders' equity as of September 30, 1997 of $28.250 million increased $1.675 million or approximately 6.30% from $26.575 million at December 31, 1996. The Corporation's Tier I risk- based capital-to-asset ratio was 19.51% at September 30, 1997, compared to 23.89% at December 31, 1996. Federal Reserve and FDIC guidelines require 8% of total capital to risk weighted assets.

Asset Quality

The Corporation continued to experience high loan quality during the three months ended September 30, 1997, as evidenced by net recoveries of $3 thousand for the three month period ending September 30, 1997, compared to net charge-offs of $101 thousand for all of 1996. The allowance for loan losses as a percentage of net loans amounted to 1.08% at September 30, 1997 compared to 1.14% at December 31, 1996. Nonperforming assets at September 30, 1997 amounted to $489,514 or .39% of loans.

The adequacy of the allowance for loan losses is reviewed quarterly by management based on an evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The Bank began to record additional provision for loan loss in 1997 to maintain its ratio of allowances to outstanding loans receivable given the growth in the loan portfolio. Provision for loan losses amounted to $38 thousand and $76 thousand for the three months and nine months ended September 30, 1997, compared to no provisions recorded in 1996.

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Corporation's overall financial condition. The Corporation's primary source of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window to support liquidity. The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 7.9% of total deposits primarily from established core depositors. In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise.

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

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION.

                  Second National Financial Corporation's stock commenced trading on the NASDAQ Small Cap Market July 14, 1997 under the symbol SEFC.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits are not applicable

                  (b)      No Form 8-K filed on behalf of the Corporation.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SECOND NATIONAL FINANCIAL CORPORATION


                                   /s/ O.R. Barham, Jr.
                                   ---------------------------
                                   O.R. Barham, Jr., President
                                   Chief Executive Officer
                                   November 10, 1997



                                   /s/ Jeffrey W. Farrar
                                   ---------------------
                                   Jeffrey W. Farrar, CPA
                                   Vice President - Principal Financial Officer
                                   November 10, 1997