Form 10-K
period 1997-12-31
SECOND NATIONAL FINANCIAL CORP
filed 1998-03-30
CIK 862077

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ______________ to ______________

                        Commission file number 000-22747

                      SECOND NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Virginia                               54-1542438
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     102 S. Main Street,  Culpeper, Virginia               22701
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (540) 825-4800

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $2.50

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 1998 was $48,698,930.

         The number of shares outstanding of the registrant's common stock as of March 15, 1998 was 1,502,744.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement dated March 13, 1998 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 23, 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.           BUSINESS


General

         Second National Financial Corporation ("SNFC" or "the Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia in July, 1990. SNFC owns all of the stock of its subsidiary, Second Bank & Trust ("the Bank") which was chartered in 1900 and acquired by SNFC in July, 1990, pursuant to the formation of a holding company. The Bank is the Company's only direct subsidiary. The Company's primary asset is its stock investment in the Bank, with cash and short-term investments accounting for the remainder of assets. Liabilities consist of master notes with certain Bank customers and miscellaneous accruals. On August 4, 1994, Second Service Company, a subsidiary of the Bank, was formed. Second Service Company owns 12% of Bankers Title of Fredericksburg, a title insurance company, in which the Bank shares in the revenues of the title company. In addition, the Bank owns a 50% interest in VHB Mortgage LLC, a mortgage company serving the greater Fredericksburg, Virginia area.

         The Bank is headquartered in Culpeper, Virginia, and conducts a general banking business in Culpeper County, Virginia, and adjoining areas through offices in the counties of Culpeper, Madison, Orange, and Rockingham in the state of Virginia. The Bank's primary business is the granting of residential real estate loans, commercial real estate loans, and, to a lesser extent, commercial business and consumer loans, funded through solicitation of deposits. Significant business lines include trust services, investment services, and a mortgage division. The Bank considers itself to be a community-oriented institution servicing the banking needs of its four county market and surrounding areas.

         The Bank offers a wide range of banking services available to both individuals and to businesses located in Culpeper County and the adjoining areas. Among such services are those traditionally offered by banks including deposit accounts, such as business and personal checking, savings accounts (including the interest-bearing negotiable orders of withdrawal accounts (NOW Accounts)), time certificates of deposit, money market accounts, travelers checks, issuance of drafts, note collection, credit card services, safe deposit rental, some limited international services, wire services, fiduciary services, ACH origination transfers, and drive-up windows. The Bank has automatic teller machines at four branch locations and seven free-standing ATMs located strategically through the market area linked to the HONOR (R)

CIRRUS (R) system allowing customers to access over 285,000 terminals nationwide.

Competition
         The banking business in Virginia, and in the Bank's market area specifically, is highly competitive with respect to both loans and deposits. The Bank considers its primary market area for full-service banking to be Culpeper, Madison, Orange, and Rockingham counties. According to statistics published by the Federal Deposit Insurance Corporation, the Bank had 42% of the deposits in the Culpeper County market at June 30, 1997. These figures reflect the Bank's continuing ability to compete with larger state-wide institutions with greater resources. The Bank attributes its ability to maintain this competitive edge to management's familiarity with the market area and its involvement in those communities. The Bank's success comes from its ability to satisfy its customers' needs on a timely basis with an experienced staff.

         During 1997, two of the Bank's more significant competitors, Central Fidelity National Bank and Jefferson National Bank, announced plans to be acquired by Wachovia Bank, NA, headquartered in Winston-Salem, North Carolina. The combination will give Wachovia a slightly greater market share than that of the Bank in the Culpeper County market. The Bank considers this change in competitive pressures as an opportunity to strengthen its community bank focus, and believes that it can compete effectively.

Employees

         At December 31, 1997, SNFC and the Bank had 74 full-time employees. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Regulation, Supervision and Governmental Policy

          SNFC is registered as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and State Corporation Commission ("SCC"). As a bank holding company, SNFC is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board and SCC also may conduct examinations of SNFC.

Deposits

           The Bank offers various types of deposit accounts, including non-interest bearing checking accounts, non-profit and economy checking, NOW accounts, money market deposit accounts, savings accounts, IRA accounts and time deposits. The Bank advertises primarily in the newspaper, but also uses radio, television, and direct mail. The Bank as a policy does not accept brokered out-of-state deposits. The percentage of the average balance of non-interest bearing accounts to total average deposits was 12.75% in 1997 and 10.92% in 1996. See "Deposits" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 in the Annual Report for further discussion.

Lending Activities

           The Bank's lending activities are its principal source of income. The Bank engages in a wide range of lending activities including commercial, financial and agricultural loans, installment loans and construction and residential real estate loans.

           Total loans as of December 31, 1997, were $130.8 million increasing 19.7% from $109.3 million in 1996. The increase in loans was due principally to aggressive marketing, expanding our commercial lending market, and the growth in our new Harrisonburg, Virginia location. The Bank provides funds for business expansion, equipment, receivables, inventory, working capital and other financing needs in various aspects of commercial and agricultural operations. The Bank directs its commercial lending principally towards businesses whose needs for funds do not exceed the Bank's lending limit which was approximately $3.9 million at December 31, 1997. The Bank has relationships with other banks to assist customers whose borrowing requirements exceed the Bank's lending limitations. In its lending activities, the Bank utilizes lines of credit and commercial term loans in its portfolio. At December 31, 1997, off balance sheet unused loan commitments amounted to $17.5 million. These commitments may be secured or unsecured.

           Real estate mortgage loans and other real estate loans outstanding at December 31, 1997, totaled approximately $92.1 million. The Bank's residential real estate loans consist of fixed rate loans that have contractual maturities of one, three, or five years with balloon payments, and are secured by first liens on real estate. The Bank also has adjustable rate mortgages. The Bank historically has limited its real estate lending to its market area and has applied conservative loan standards which have, management believes, insured the quality of the loan portfolio. The Bank also makes real estate construction loans generally for residential and commercial construction purposes and for local construction projects with acceptable take out commitments. Real estate construction loans currently offered by the Bank generally have six month to nine month terms. At December 31, 1997, construction loans outstanding total $10.9 million.

           The Bank offers various types of installment loans including automobile, home improvement, equipment and personal loans. Loans to individuals for personal expenditures totaled $17.7 million at December 31, 1997.

The following table sets forth maturities at December 31, 1997 for certain loan types:

                                             December 31, 1997
                                ----------------------------------------
                               1 Year        1-5         Over
                               Or Less      Years      5 Years       Total
                               -------      -----      -------       -----
                                               (In Thousands)

Commercial, financial,
 and agricultural              $ 33,142    $78,748    $ 5,740     $117,630

Real estate, construction,
 installment                      9,282      3,845         45       13,172
                               ---------------------------------------------

                                $42,424    $82,593    $ 5,785     $130,802
                               =============================================



Asset Quality

           The Company maintains a loan classification and review system to identify loans with higher risk of noncollectibility. Loans identified on the Bank's watch list as having potential for loss of principal as of December, 1997 amounted to $6.9 million or 5.30% of outstanding loans. Approximately $88 thousand of such outstanding loans were specifically reserved against because of concerns regarding the borrower's ability to comply with contractual loan repayment terms. The Bank was adequately collateralized on the remaining watch list loans. The Company anticipates net loan losses in 1998 will be at or below the range of our peer group.

           See "Asset Quality" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 and 13 in the 1997 Annual Report to Stockholders incorporated by reference herein for further discussion.

Securities

           The Bank's security investments provide liquidity for regulatory and other purposes. As of December 31, 1997, the Bank's investments consisted of state and municipal obligations (19.7% of the total), U.S. treasury and government agency obligations (75.3%), corporate bonds (4.5%), and miscellaneous investments (.5%). As of December 31, 1997, the investment portfolio represented 35.1% of the Corporation's total assets.

           States (including political subdivisions) of which holdings aggregate more than ten percent of stockholders' equity (amounts in thousands):

             Issuer       Year        Book Value         Market Value
             ------       ----        ----------         ------------
             Virginia      1997         $13,175              $13,543

             See "Securities" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 in the 1997 Annual Report to Stockholders incorporated by reference herein for further discussion.

Interest Rate Sensitivity

             See "Interest Rate Sensitivity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 in the 1997 Annual Report to Stockholders incorporated by reference herein for further discussion.

Regulatory Matters

             The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

             As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category. See Note 17 to the consolidated financial statements on page 31 of the 1997 Annual Report to Stockholders incorporated by reference herein for further discussion.

New Accounting Pronouncements

             See "New Accounting Pronouncements" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of the Annual Report to Stockholders incorporated by reference herein for discussion.

ITEM 2.      PROPERTIES

             The Company owns the property and building at its Main Office location in Culpeper, Virginia. In May, 1993, the Bank completed a major renovation to the existing 16,519 square foot building and added 21,931 square feet of office space at a cost of $2.5 million. It also owns the office and property at its Madison Branch in Madison, Virginia and its Locust Grove Branch in Orange, Virginia. The branch office at the Southgate location in Culpeper, Virginia is under a five year lease which can be renewed six times expiring in January, 2001. The branch office at our Dominion Square building is owned by the Bank. The property on which this branch is located is leased for 20 years expiring in September, 2005. The Company rented space to establish a new branch in Harrisonburg, Virginia in August, 1997. The temporary facility is being leased for an initial term of eighteen months with quarterly renewals up to twelve months.

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

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             The information under the heading "Stockholder Information" on page 35 of the 1997 Annual Report to Stockholders is incorporated by reference herein.

ITEM 6.      SELECTED FINANCIAL DATA

             The information under the heading "Financial Highlights" on page 4 of the Company's 1997 Annual Report to Stockholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 15 of the Annual Report to Stockholders is incorporated by reference herein.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             As the holding company for a commercial bank, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-earning assets and all of the Company's interest-bearing liabilities are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. Therefore, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. See "Interest Rate Sensitivity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 of the 1997 Annual Reoprt to Stockholders incorporated by reference herein for further discussion.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The following consolidated financial statements of the Company, including the related notes and the report of the independent auditors, are incorporated herein by reference to pages 16 through 34 of the 1997 Annual Report to Stockholders and is filed herewith as Exhibit 13.

     1.   Auditor's Report. (page 34)
     2.   Consolidated Balance Sheets - December 31, 1997 and 1996. (page 16)
     3. Consolidated Statements of Income - Years Ended December 31, 1997, 1996, and 1995. (page 17)
     4. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997, 1996, and 1995. (page 18)

     5. Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996, and 1995. (pages 19-20)
     6.   Notes to Consolidated Financial Statements. (pages 21-33)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information with respect to Directors is incorporated by reference herein from pages 3 through 6 of the Company's 1998 Proxy Statement related to the Annual Meeting of Stockholders "Election of Directors." The executive officers of the Company as of February 28, 1998 are as follows:

        Name               Age               Current Position

   O. R. Barham, Jr.       47       President and Chief Executive Officer of
                                    the Bank; President and Chief Executive
                                    Officer of the Company

   Jeffrey W. Farrar       37       Vice President and Chief Financial Officer
                                    of the Bank; Secretary and Chief Financial
                                    Officer of the Company

   George L. Pulliam       49       Vice President of the Bank and the Company

   J. Quintin Mullins      39       Vice President of the Bank

   Jerry L. Raines         44       Vice President of the Bank

   George J. Sutorka       56       Vice President of the Bank



ITEM 11.  EXECUTIVE COMPENSATION

             Incorporated by reference herein from pages 6 through 10 of the Company's 1998 Proxy Statement. "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Incorporated by reference herein from page 5 through 6 of the Company's 1998 Proxy Statement regarding beneficial ownership of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Incorporated by reference herein from page 9 of the Company's 1998 Proxy Statement, "Transactions with Directors and Officers."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF

               FORM 8-K
Financial Statements and  Schedules

             The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

             Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of fiscal 1997.

Exhibits

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

             (ii) Bylaws (incorporated herein by reference to Exhibit 3(ii) to the Registrant's Registration Statement No. 33-34100 filed on March 28, 1990.

         Exhibit No. 13  Second National Financial Corporation
                            1997 Annual Report to Stockholders.

         Exhibit No. 21  Subsidiaries of the Registrant.
                            Second Service Company, Subsidiary of Second Bank
                             & Trust
                            Second Bank & Trust, Subsidiary of Second National
                             Financial Corporation

         Exhibit No. 27  Financial Data Schedule

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND NATIONAL FINANCIAL CORPORATION (Registrant)

By:              /s/ O. R. Barham, Jr.                         3/20/98
     ----------------------------------------------------   -------------
              O. R. Barham, Jr.                                  Date
              President and Chief Executive Officer
              Director

                   /s/ Jeffrey W. Farrar                       3/20/98
     ----------------------------------------------------   -------------
              Jeffrey W. Farrar, CPA                             Date
              Secretary/Principal Accounting Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   DATE                                 SIGNATURE AND TITLE


  3/20/98                                    /s/ Lewis P. Armstrong
                                        ----------------------------------
                                            Lewis P. Armstrong, Director

  3/20/98                                    /s/ O. R. Barham, Jr.
                                       ----------------------------------
                                  O. R. Barham, Jr., President & CEO & Director

  3/20/98                                  /s/ Robert Y. Button, Jr.
                                       ----------------------------------
                                        Robert Y. Button, Jr., Director

  3/20/98                                   /s/ Gregory L. Fisher
                                       ----------------------------------
                                           Gregory L. Fisher, Director

  3/20/98                                 /s/ Marshall D. Gayheart, Jr.
                                       ----------------------------------
                                      Marshall D. Gayheart, Jr., Director

  3/20/98                                      /s/ Taylor E. Gore
                                       ----------------------------------
                                      Taylor E. Gore, Chairman & Director

  3/20/98                                   /s/ Charles K. Gyory
                                       ----------------------------------
                                          Charles K. Gyory, Director

  3/20/98                                   /s/ W. Robert Jebson, Jr.
                                       ----------------------------------
                                         W. Robert Jebson, Jr., Director

  3/20/98                                     /s/ Harlean Smoot
                                       ----------------------------------
                                            Harlean Smoot, Director