Form 10-Q
period 1998-03-31
SECOND NATIONAL FINANCIAL CORP
filed 1998-05-14
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                                 --------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  __________________ to ___________________

Commission File Number   000-22747
                         ---------
                     Second National Financial Corporation
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Virginia                            54-1542438
           -------------------------------            -------------------
           (State or other jurisdiction of              (I.R.S. Employer
            Incorporation or organization)            Identification No.)

 102 South Main Street, Culpeper, Virginia                        22701
 -----------------------------------------                     ----------
  (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code) 540-825-4800
                                                     ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______ .
                                             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

Common Stock, $2.50 par value                                 1,502,744
-----------------------------                             ----------------
          Class                                           Number of Shares

                     SECOND NATIONAL FINANCIAL CORPORATION

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page No.

ITEM 1   Consolidated Financial Statements:

         Consolidated Balance Sheets                                         3

         Consolidated Statements of Income                                   4

         Consolidated Statements of Changes in Stockholders' Equity          5

         Consolidated Statements of Cash Flows                               6

         Notes to Financial Statements                                     7-8

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-10

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk         10

                          PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                  11

ITEM 2   Change in Securities                                               11

ITEM 3   Defaults Upon Senior Securities                                    11

ITEM 4   Submission of Matters to a Vote of Security Holders                11

ITEM 5   Other Information                                                  11

ITEM 6   Exhibits and Reports on Form 8-K                                   11


                           SIGNATURES                                       12

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                                               MARCH 31,    DECEMBER 31,
                                                                                                 1998          1997
                                                                                              ----------    ------------
ASSETS                                                                                       (unaudited)
Cash and due from depository institutions (non-interest bearing deposits)                     $   6,924      $  6,546

Securities held to maturity (market value, 1998 - $16,565; 1997 - $14,765)                       16,091        14,265

Securities held for sale (market value, 1998 - $62,786; 1997 - $63,790)                          62,786        63,790

Federal funds sold and securities purchased under agreements to resell                            3,628           475

Loans receivable - net                                                                          130,330       129,352

Bank premises and equipment                                                                       5,477         4,988

Other assets                                                                                      2,480         2,654
                                                                                               --------     ---------

    Total Assets                                                                              $ 227,716      $222,070
                                                                                               ========     =========

LIABILITIES
Deposits
    Non-interest bearing                                                                      $  26,077      $ 24,499
    Interest bearing                                                                            166,434       160,106
                                                                                               --------     ---------

   Total Deposits                                                                               192,511       184,605

 Repurchase agreements                                                                            1,242         3,301
 Short-term borrowings                                                                            3,263         3,838
 Other liabilities                                                                                1,279         1,431
                                                                                               --------     ---------

      Total Liabilities                                                                         198,295       193,175
                                                                                               --------     ---------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; (Authorized 1,000,000 shares, no
   shares outstanding)                                                                                -             -
 Common stock par value $2.50 per share; (Authorized 3,000,000 shares; issued and outstanding 1,502,744 shares 1998;
    1,500,529 shares 1997)                                                                        3,757         3,751

 Capital surplus                                                                                  1,379         1,309
 Retained earnings                                                                               24,210        23,730
 Accumulated other comprehesive income                                                               75           105
                                                                                               --------     ---------

      Total Stockholders' Equity                                                                 29,421        28,895
                                                                                               --------     ---------

Total Liabilities and Stockholders' Equity                                                    $ 227,716      $222,070
                                                                                               ========     =========

See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (000 OMITTED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           1998                  1997
                                                                                     ------------------    -----------------
                                                                                          (unaudited)          (unaudited)
Interest Income
   Interest and fees on loans                                                      $             2,900   $            2,432
   Interest income from depository institutions                                                                          13
   Interest income on securities:
      Taxable interest income                                                                      917                  996
      Interest income exempt from federal taxes                                                    192                  173
      Dividends                                                                                      2                    5
   Interest on federal funds and securities purchased under
        agreements to resell                                                                        82                   46
                                                                                     ------------------    -----------------

          Total Interest Income                                                                  4,093                3,665
                                                                                     ------------------    -----------------

Interest Expense
    Interest on deposits                                                                         1,738                1,601
    Interest on short-term borrowings                                                               57                   48
                                                                                     ------------------    -----------------

          Total Interest Expense                                                                 1,795                1,649
                                                                                     ------------------    -----------------

        Net Interest Income                                                                      2,298                2,016
Less: Provision for loan losses                                                                     75                   19
                                                                                     ------------------    -----------------

        Net Interest Income After Provision for Loan Losses                                      2,223                1,997

Noninterest Income
    Commissions and fees from fiduciary activities                                                 120                   86
    Service charges on deposit accounts                                                            184                  174
    Mortgage banking fees                                                                          111                   37
    Other operating income                                                                          73                   34
                                                                                     ------------------    -----------------

          Total Noninterest Income                                                                 488                  331
                                                                                     ------------------    -----------------

Noninterest Expense
    Salaries and employee benefits                                                                 855                  731
    Net occupancy expense of premises                                                              219                  202
    Computer services                                                                               81                   53
    Other operating expenses                                                                       385                  311
                                                                                     ------------------    -----------------

           Total Noninterest Expense                                                             1,540                1,297
                                                                                     ------------------    -----------------

         Income Before Income Tax Expense                                                        1,171                1,031
Income tax expense                                                                                 331                  290
                                                                                     ------------------    -----------------

         Net Income                                                                $               840   $              741
                                                                                     ==================    =================


Earnings per Share, basic and
  assuming dilution                                                                $              0.56     $            0.50
                                                                                     ==================    =================


Dividends per share                                                                $              0.24     $            0.22
                                                                                     ==================    =================

See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (000 OMITTED)

                                                                             Accumulated
                                                                                Other
                                            Common           Capital         Comprehensive
                                             Stock           Surplus            Income
                                           -----------     -------------     -------------
Balances - January 1, 1997                    $ 3,737           $ 1,171            $ (162)
Comprehensive Income:
  Net Income                                        -                 -
  Other Comprehensive Income, net of
    tax:
      Unrealized losses on securities
      available for sale:
        Unrealized holding losses arising
            during the period                       -                 -                 -
        Add: reclassification adjustment            -                 -                 -


  Other Comprehensive Income, net of tax            -                 -              (273)


  Total Comprehensive Income                        -                 -                 -


Dividend Reinvestment                              11                76                 -

Stock Repurchases                                 (22)             (156)                -

Cash Dividends                                      -                 -                 -
                                           -----------     -------------     -------------

Balances - March 31, 1997                     $ 3,726           $ 1,091            $ (435)
                                           ===========     =============     =============



Balances - January 1, 1998                    $ 3,751           $ 1,309             $ 105

Net Income                                          -                 -
  Other Comprehensive Income, net of
    tax:
      Unrealized losses on securities
      available for sale:
        Unrealized holding losses arising
            during the period                       -                 -                 -
        Add: reclassification adjustment            -                 -                 -


  Other Comprehensive Income, net of tax            -                 -               (30)


  Total Comprehensive Income                        -                 -                 -


Dividend Reinvestment                               6                70

Cash Dividends                                      -                 -                 -
                                           -----------     -------------     -------------

Balances - March 31, 1998                     $ 3,757           $ 1,379              $ 75
                                           ===========     =============     =============





                                              Retained       Comprehensive
                                              Earnings           Income               Total
                                          ---------------- -----------------     -----------
Balances - January 1, 1997                    $ 21,829                 -           $ 26,575
Comprehensive Income:
  Net Income                                       741                741              741
  Other Comprehensive Income, net of
    tax:
      Unrealized losses on securities
      available for sale:
        Unrealized holding losses arising
            during the period                        -               (274)            (274)
        Add: reclassification adjustment             -                  1                1
                                                            --------------         ---------

  Other Comprehensive Income, net of tax             -               (273)               -
                                                            --------------

  Total Comprehensive Income                         -              $ 468                -
                                                            ==============

Dividend Reinvestment                                -                                  87

Stock Repurchases                                    -                                (178)

Cash Dividends                                    (328)                               (328)
                                          -------------                            ---------

Balances - March 31, 1997                     $ 22,242                            $ 26,624
                                          =============                            =========



Balances - January 1, 1998                    $ 23,730                            $ 28,895

Net Income                                         840                840              840
  Other Comprehensive Income, net of
    tax:
      Unrealized losses on securities
      available for sale:
        Unrealized holding losses arising
            during the period                        -                (30)             (30)
        Add: reclassification adjustment             -                  -                -
                                                            --------------         ---------

  Other Comprehensive Income, net of tax             -                (30)               -
                                                            --------------

  Total Comprehensive Income                         -              $ 810                -
                                                            ==============

Dividend Reinvestment                                -                                  76

Cash Dividends                                    (360)                               (360)
                                          -------------                            ---------

Balances - March 31, 1998                     $ 24,210                            $ 29,421
                                          =============                           ==========



See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)

                                                                                     THREE MONTHS ENDING
                                                                                          MARCH 31,
                                                                                 1998                   1997
                                                                           -----------------      -----------------
                                                                                (unaudited)         (unaudited)
OPERATING ACTIVITIES
   Net income                                                            $              840     $              741
   Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                      75                     18
          Deferred tax expense (benefit)                                                 17                      -
          Depreciation and amortization                                                 114                    127
          Pension                                                                         3                      3
          Amortization (accretion) of premiums and discounts
            on securities                                                               (16)                   (16)
          (Gain) loss on sale of securities                                               -                     (1)
          Undistributed loss of subsidiary                                                8                      -
          (Increase) decrease in other assets                                           174                    106
          Increase (decrease) in other liabilities                                     (152)                    51
                                                                           -----------------      -----------------

              Net cash provided by operating activities                               1,063                  1,029
                                                                           -----------------      -----------------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities                                    1,000                    170
   Proceeds from sales of securities available for sale                                   -                  2,000
   Proceeds from maturity of securities available for sale                           16,019                  8,314
   Purchase of securities available for sale                                        (16,061)                (5,472)
   Purchase of investment securities                                                 (1,825)                  (555)
   Purchase of premises and equipment                                                  (597)                  (104)
   Net increase in loans                                                             (1,057)                (3,766)
                                                                           -----------------      -----------------

               Net cash  (used in) provided by investing activities                  (2,521)                   587
                                                                           -----------------      -----------------

FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings deposits                             3,561                 (1,300)
   Net increase in time deposits                                                      4,346                  1,003
   Net increase (decrease) in repurchase agreements                                     (59)                     -
   Net increase (decrease) in short-term borrowings                                  (2,907)                   279
   Net increase (decrease) in master notes                                              332                   (240)
   Common stock repurchases                                                               -                   (178)
   Common stock issued                                                                   76                     87
   Cash dividends paid on common stock                                                 (360)                  (328)
                                                                           -----------------      -----------------

               Net cash provided by (used in) financing activities                    4,989                   (677)
                                                                           -----------------      -----------------

               Increase in cash and cash equivalents                                  3,531                    939

CASH AND CASH EQUIVALENTS
   Beginning of the period                                                            7,021                  9,380
                                                                           -----------------      -----------------

   End of the period                                                     $           10,552     $           10,319
                                                                           =================      =================

See accompanying notes to consolidated financial statements.

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

2. The results of operations for the three month period ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's securities portfolio is composed of the following (000's omitted):


                                                                                           Amortized             Fair
                                                                                             Cost                Value
                                                                                        --------------      --------------
Securities being Held to Maturity:
                                                                                                 March 31, 1998
                                                                                        ----------------------------------

Obligations of States and Political Subdivisions                                     $         16,091    $         16,565
                                                                                        ==============      ==============



                                                                                                 December 31, 1997
                                                                                        ----------------------------------

Obligations of States and Political Subdivisions                                     $         14,265    $         14,765
                                                                                        ==============      ==============


Securities Available For Sale:
                                                                                                 March 31, 1998
                                                                                       ----------------------------------

U. S. Treasury Securities                                                            $         13,958    $         14,032
U. S. Government Securities                                                                    41,225              41,254
Obligations of States and Political Subdivisions                                                2,023               2,028
Corporate Bonds                                                                                 5,011               5,017
Other Equity Securities                                                                           479                 479
                                                                                        --------------      --------------

                                                                                     $         62,696    $         62,810
                                                                                        ==============      ==============

                                                                                                  December 31, 1997
                                                                                        ----------------------------------

U. S. Treasury Securities                                                            $         18,946    $         19,025
U. S. Government Securities                                                                    39,704              39,775
Corporate Bonds                                                                                 3,502               3,511
Obligations of States and Political Subdivisions                                                1,009               1,009
Other Equity Securities                                                                           470                 470
                                                                                        --------------      --------------

                                                                                     $         63,631    $         63,790
                                                                                        ==============      ==============

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (000 Omitted)

4. The Corporation's loan portfolio is composed of the following:

                                                                                           March 31,          Dec. 31,
                                                                                             1998               1997
                                                                                         --------------     --------------
                                                                                            (unaudited)
Real estate loans:
   Construction                                                                       $         11,632   $         10,878
   Secured by farmland                                                                             464                611
   Secured by 1-4 family residential                                                            53,047             53,953
   Other real estate loans                                                                      38,280             37,513
Loans to farmers (except secured by
   real estate)                                                                                    332                455
Commercial and industrial loans (except
   those secured by real estate)                                                                 8,375              9,660
Loans to individuals for personal
   expenditures                                                                                 16,173             14,528
All other loans                                                                                  3,556              3,204
                                                                                         --------------     --------------
                                                                                               131,859            130,802
Less:
     Deferred loan fees                                                                            (99)               (89)
     Allowance for loan losses                                                                  (1,430)            (1,361)
                                                                                         --------------     --------------

                                                                                      $        130,330   $        129,352
                                                                                         ==============     ==============


5. Activity in the allowance for loan losses is as follows:

                                                                                           March 31,          Dec. 31,
                                                                                             1998               1997
                                                                                         --------------     --------------
                                                                                          (Unaudited)

Balance at January 1                                                                  $          1,361   $          1,247

Recoveries added to the allowance                                                                    3                 20
Loan losses charged to the allowance                                                                (9)               (31)
Provision recorded to expense                                                                       75                125
                                                                                         --------------     --------------

Balance at end of period                                                              $          1,430   $          1,361
                                                                                         ==============     ==============


6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the three month periods ended March 31 were 1,501,340 in 1998 and 1,500,529 in 1997.

                     SECOND NATIONAL FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Financial Condition / Results of Operations

Second National Financial Corporation's consolidated net income amounted to $840 thousand or $.56 per share for the three month and cumulative period ended March 31, 1998, compared with $741 thousand or $.50 per share for the same period in 1997. Operating results for the first three months of the fiscal year where positively impacted by strong yields on loans which increased net interest margin, as well as higher levels of noninterest income for the first quarter. Net income for the three month period ended March 31, 1998 represented a 1.50% return on average assets and a 11.55% return on stockholder's equity versus 1.45% and 11.19% for 1997.

Net interest income, the Corporation's primary source of earnings, increased $282 thousand or 12.27%, from $1.997 million in 1997 to $2.298 million for the three months ended March 31, 1998. The net interest margin improved to 4.57% for the three months ended March 31, 1998, compared to 4.43% for the same period in 1997.

Total assets of the Corporation at March 31, 1998, grew 2.5%, from $222 million at December 31, 1997, to $227.7 million at March 31, 1998. Deposits increased to $192.5 million, an increase of $7.9 million or 4.28% for the quarter.

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, fiduciary income and other service charges, commissions and fees. The Corporation's noninterest income increased $157 thousand or 47.4% from $331 thousand in 1997 to $488 thousand for the three months ended March 31, 1998. Higher fees earned from brokerage services and mortgage banking operations as well as growth in fiduciary income contributed to this increase.

Noninterest expenses rose by $243 thousand or 18.74% from $1.297 million in 1997 to $1.540 million for the three months ended March 31, 1998. Increases in overall higher Corporate administrative and operating expenses associated with the new branch in Harrisonburg, including an increase of employee salaries and benefits of $124 thousand, contributed to the first quarter increase in noninterest expense. However, the tax-equivalent efficiency ratio, a measure of the Corporation's overhead as a percentage of gross revenues, increased only 1.35% to 53.11% for the first quarter of 1998, compared to a year-end 1997 ratio of 52.80%.

Capital Adequacy

Stockholders' equity as of March 31, 1998 grew to $29.421 million, up $526 thousand or approximately 1.8% from $28.895 million at December 31, 1997. The Corporation's Tier I risk-based capital-to-asset ratio was 19.01% at March 31, 1998, compared to 19.04% at December 31, 1997. Federal Reserve and FDIC guidelines require 8% of total capital to risk weighted assets, and the Corporation far exceeds this regulatory requirement.

                     SECOND NATIONAL FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
Asset Quality

The Corporation continued to experience high loan quality during the first quarter of 1998, as evidenced by net charge-offs of $9 thousand for the three month period ending March 31, 1998, compared to net charge-offs of $31 thousand for all of 1997. The allowance for loan losses as a percentage of net loans amounted to 1.08% at March 31, 1998 compared to 1.04% at December 31, 1997. Nonperforming assets at March 31, 1998 amounted to $556 or .2 % of loans receivable.

The adequacy of the allowance for loan losses is reviewed quarterly by management based on an evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. The Bank has continued to record additional provision for loan loss in the first quarter of 1998 of $75 thousand to maintain its ratio of allowances to outstanding loans receivable given the growth in the loan portfolio.

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

The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 10% of total deposits primarily from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Quantitative and Qualitative Disclosures About Market Risk

Management has determined that market risk remains substantially the same as the amounts disclosed in the Corporation's Annual Report on Form 10-K.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits:

                  (b) No Form 8-K was filed during the three month period ended
                      March 31, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SECOND NATIONAL FINANCIAL CORPORATION


                                   /s/ O.R. Barham, Jr.
                                 ---------------------------------
                                 O.R. Barham, Jr., President
                                 Chief Executive Officer
                                 May 11, 1998



                                      /s/ Jeffrey W. Farrar
                                 ---------------------------------
                                 Jeffrey W. Farrar, CPA
                                 Senior Vice President - Chief Financial Officer May 11, 1998