Form 10-Q
period 1998-06-30
SECOND NATIONAL FINANCIAL CORP
filed 1998-08-12
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                               -------------------------
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to
                                ---------------         ----------------

Commission File Number   000-22747
                        -----------

              Second National Financial Corporation
-------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

              Virginia                                54-1542438
------------------------------------             -------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  Incorporation or organization)                  Identification No.)

 102 South Main Street, Culpeper, Virginia               22701
--------------------------------------------          ------------
 (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code) 540-825-4800
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No    .
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

Common Stock, $2.50 par value                          1,502,749
-----------------------------                      ----------------
          Class                                    Number of Shares

                     SECOND NATIONAL FINANCIAL CORPORATION
                                     INDEX
                         PART I - FINANCIAL INFORMATION


                                                                   Page No.

ITEM 1  Consolidated Financial Statements:

        Consolidated Balance Sheets                                   3

        Consolidated Statements of Income                             4-5

        Consolidated Statements of Changes in Stockholders' Equity    6

        Consolidated Statements of Cash Flows                         7

        Notes to Financial Statements                                 8-9

ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                    10-12

                          PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                            13

ITEM 2  Change in Securities                                         13

ITEM 3  Defaults Upon Senior Securities                              13

ITEM 4  Submission of Matters to a Vote of Security Holders          13

ITEM 5  Other Information                                            13

ITEM 6  Exhibits and Reports on Form 8-K                             13

                                   SIGNATURES                        14

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1998              1997
                                                                                    ----------      -------------
ASSETS                                                                              (unaudited)


Cash and due from depository institutions (non-interest bearing deposits)            $  7,773            $  6,546

Securities held to maturity (market value, 1998 - $17,415; 1997 - $14,765)             16,946              14,265

Securities held for sale (market value, 1998 - $67,018; 1997 - $63,790)                67,018              63,790

Federal funds sold                                                                      4,038                 475

Loans receivable - net                                                                131,871             129,352

Bank premises and equipment                                                             5,398               4,988

Other real estate owned                                                                    52                   -

Other assets                                                                            3,011               2,654
                                                                                     --------            --------

    Total Assets                                                                     $236,107            $222,070
                                                                                     ========            ========

LIABILITIES
Deposits
    Non-interest bearing                                                             $ 32,455            $ 24,499
    Interest bearing                                                                  166,781             160,106
                                                                                     --------            --------

   Total Deposits                                                                     199,236             184,605

 Repurchase agreements                                                                  1,033               3,301
 Short-term borrowings                                                                  4,331               3,838
 Other liabilities                                                                      1,446               1,431
                                                                                     --------            --------

      Total Liabilities                                                               206,046             193,175
                                                                                     --------            --------
STOCKHOLDERS' EQUITY
 Preferred stock, no par value; (Authorized 1,000,000 shares, no
   shares outstanding)                                                                   -                   -
 Common stock par value $2.50 per share; (Authorized 3,000,000 shares; issued and outstanding 1,502,749 shares 1998;
    1,500,529 shares 1997)                                                              3,762               3,751

 Capital surplus                                                                        1,459               1,309
 Retained earnings                                                                     24,751              23,730
 Accumulated other comprehensive income                                                     89                 105
                                                                                     --------            --------

      Total Stockholders' Equity                                                       30,061              28,895
                                                                                     --------            --------

Total Liabilities and Stockholders' Equity                                           $236,107            $222,070
                                                                                     ========            ========

See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                          1998                1997
                                                                       -----------        -----------
                                                                       (unaudited)        (unaudited)
Interest Income
   Interest and fees on loans                                             $2,948             $2,601
   Interest income on securities:
      Taxable interest income                                                959              1,027
      Interest income exempt from federal taxes                              240                171
      Dividends                                                                7                  8
   Interest on federal funds sold                                             51                 31
                                                                          ------             ------
          Total Interest Income                                            4,205              3,838
                                                                          ------             ------

Interest Expense
    Interest on deposits                                                   1,773              1,642
    Interest on short-term borrowings                                         55                 56
                                                                          ------             ------

          Total Interest Expense                                           1,828              1,698
                                                                          ------             ------

        Net Interest Income                                                2,377              2,140
Less: Provision for loan losses                                               75                 19
                                                                          ------             ------

        Net Interest Income After Provision for Loan Losses                2,302              2,121

Noninterest Income
    Commissions and fees from fiduciary activities                           122                 86
    Service charges on deposit accounts                                      206                187
    Mortgage banking and other loan fees                                     164                 50
    Other operating income                                                   115                 25
                                                                          ------             ------

          Total Noninterest Income                                           607                348
                                                                          ------             ------
Noninterest Expense
    Salaries and employee benefits                                           883                703
    Net occupancy expense of premises                                        223                200
    Computer services                                                         57                 53
    Other operating expenses                                                 460                332
                                                                          ------             ------
           Total Noninterest Expense                                       1,623              1,288
                                                                          ------             ------

         Income Before Income Tax Expense                                  1,286              1,181
Income tax expense                                                           384                341
                                                                          ------             ------
         Net Income                                                       $  902             $  840
                                                                          ======             ======

Earnings per Share, basic and
  assuming dilution                                                       $ 0.60             $ 0.56
                                                                          ======             ======

Dividends per share                                                       $ 0.24             $ 0.22
                                                                          ======             ======


See accompanying notes to consolidated financial statements.

                      SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME
                                         (000 OMITTED)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    1998             1997
                                                                 -----------      -----------
                                                                 (unaudited)      (unaudited)
Interest Income
   Interest and fees on loans                                       $5,848           $5,033
   Interest income from depository institutions                          -               13
   Interest income on securities:
      Taxable interest income                                        1,890            2,023
      Interest income exempt from federal taxes                        418              344
      Dividends                                                          9               13
   Interest on federal funds sold                                      133               77
                                                                    ------           ------
          Total Interest Income                                      8,298            7,503
                                                                    ------           ------

Interest Expense
    Interest on deposits                                             3,511            3,243
    Interest on short-term borrowings                                  112              104
                                                                    ------           ------
          Total Interest Expense                                     3,623            3,347
                                                                    ------           ------

        Net Interest Income                                          4,675            4,156
Less: Provision for loan losses                                        150               38
                                                                    ------           ------
        Net Interest Income After Provision for Loan Losses          4,525            4,118

Noninterest Income
    Commissions and fees from fiduciary activities                     242              172
    Service charges on deposit accounts                                390              361
    Mortgage banking and other loan fees                               275               87
    Other operating income                                             188               59
                                                                    ------           ------
          Total Noninterest Income                                   1,095              679
                                                                    ------           ------

Noninterest Expense
    Salaries and employee benefits                                   1,738            1,434
    Net occupancy expense of premises                                  442              402
    Computer services                                                  138              106
    Other operating expenses                                           845              643
                                                                    ------           ------
           Total Noninterest Expense                                 3,163            2,585
                                                                    ------           ------

         Income Before Income Tax Expense                            2,457            2,212
Income tax expense                                                     715              631
                                                                    ------           ------
         Net Income                                                 $1,742           $1,581
                                                                    ======           ======
Earnings per Share, basic and
  assuming dilution                                                 $ 1.16           $ 1.06
                                                                    ======           ======

Dividends per share                                                 $ 0.48           $ 0.44
                                                                    ======           ======

See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (000 OMITTED)

                                                                    Accumulated
                                                                       Other
                                             Common      Capital   Comprehensive    Retained      Comprehensive
                                              Stock      Surplus       Income       Earnings          Income         Total
                                             ------      -------   -------------    --------      -------------      -----
Balances - January 1, 1997                   $3,737       $1,171     $(162)         $21,829          $    -         $26,575
Comprehensive Income:
  Net Income                                      -            -         -            1,581           1,581           1,581
  Other Comprehensive Income, net of
    tax:
      Unrealized gains on securities
          available for sale:
        Unrealized holding gains arising
            during the period                     -            -         -                -              21              21
        Less: reclassification adjustment         -            -         -                -              (3)             (3)
                                                                                                     ------         -------
  Other Comprehensive Income, net of tax          -            -        18                -              18               -
                                                                                                     ------
Total Comprehensive Income                        -            -         -                -          $1,599               -
                                                                                                     ======

Dividend Reinvestment                            21          147         -                -                             168

Stock Repurchases                               (22)        (156)        -                -                            (178)

Cash Dividends                                    -            -         -             (656)                           (656)
                                             ------       ------     -----          -------                         -------
Balances - June 30, 1997                     $3,736       $1,162     $(144)         $22,754                         $27,508
                                             ======       ======     =====          =======                         =======



Balances - January 1, 1998                   $3,751       $1,309     $ 105          $23,730          $    -         $28,895
Comprehensive Income:
Net Income                                        -            -         -            1,742           1,742           1,742
  Other Comprehensive Income, net of
    tax:
      Unrealized losses on securities
          available for sale:
        Unrealized holding losses arising
            during the period                     -            -         -                -             (16)            (16)
        Less: reclassification adjustment         -            -         -                -               -               -
                                                                                                     ------         -------
  Other Comprehensive Income, net of tax          -            -       (16)               -             (16)              -
                                                                                                     ------
Total Comprehensive Income                        -            -         -                -          $1,726               -
                                                                                                     ======

Dividend Reinvestment                            11          150         -                -                             161

Cash Dividends                                    -            -         -             (721)                           (721)
                                             ------       ------     -----          -------                         -------
Balances - June 30, 1998                     $3,762       $1,459     $  89          $24,751                         $30,061
                                             ======       ======     =====          =======                         =======

See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)

                                                                                                        SIX MONTHS ENDING
                                                                                                             JUNE 30,
                                                                                                  1998                     1997
                                                                                               ----------              -----------
                                                                                              (unaudited)              (unaudited)
OPERATING ACTIVITIES
   Net income                                                                                 $  1,742                  $  1,581
   Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                                150                        38
          Deferred tax expense (benefit)                                                             8                        (9)
          Depreciation and amortization                                                            298                       266
          Pension                                                                                    3                        15
          Amortization (accretion) of premiums and discounts on securities                         (22)                      (39)
          (Gain) loss on sale of securities                                                          -                         3
          Undistributed loss of subsidiary                                                           5                        15
          (Increase) decrease in other assets                                                     (357)                       59
          Increase (decrease) in other liabilities                                                  15                      (138)
                                                                                              --------                  --------
              Net cash provided by operating activities                                          1,842                     1,791
                                                                                              --------                  --------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities                                               1,200                       420
   Proceeds from sales of securities available for sale                                              -                     5,506
   Proceeds from maturity of securities available for sale                                      25,767                    14,279
   Purchase of securities available for sale                                                   (30,020)                  (13,960)
   Purchase of investment securities                                                            (2,878)                   (1,595)
   Purchase of premises and equipment                                                             (696)                      (94)
   Proceeds from sale of other real estate                                                          60                         -
   Purchase of other real estate                                                                  (117)                        -
   Net increase in loans                                                                        (2,664)                   (9,945)
                                                                                              --------                  --------
               Net cash used in investing activities                                            (9,348)                   (5,389)
                                                                                              --------                  --------

FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings deposits                                       10,095                       150
   Net increase in time deposits                                                                 4,536                     1,051
   Net increase (decrease) in repurchase agreements                                               (268)                      149
   Net increase (decrease) in short-term borrowings                                             (1,904)                      497
   Net increase (decrease) in master notes                                                         397                      (155)
   Common stock repurchases                                                                          -                      (178)
   Common stock issued                                                                             161                       168
   Cash dividends paid on common stock                                                            (721)                     (656)
                                                                                              --------                  --------
               Net cash provided by financing activities                                        12,296                     1,026
                                                                                              --------                  --------
               Increase (decrease) in cash and cash equivalents                                  4,790                    (2,572)

CASH AND CASH EQUIVALENTS
   Beginning of the period                                                                       7,021                     9,380
                                                                                              --------                  --------
   End of the period                                                                          $ 11,811                  $  6,808
                                                                                              ========                  ========

See accompanying notes to consolidated financial statements.

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1998 AND DECEMBER 31, 1997


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

2. The results of operations for the six month period ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's securities portfolio is composed of the following (000's omitted):


                                                                                    Amortized        Fair
                                                                                      Cost           Value
                                                                                ----------------  -----------
Securities being Held to Maturity:
----------------------------------
                                                                                        June 30, 1998
                                                                                -----------------------------
Obligations of States and Political Subdivisions                                $16,946               $17,415
                                                                                =======               =======


                                                                                       December 31, 1997
                                                                                -----------------------------
Obligations of States and Political Subdivisions                                $14,265               $14,765
                                                                                =======               =======


Securities Available For Sale:
------------------------------
                                                                                         June 30, 1998
                                                                                -----------------------------
U.S. Treasury Securities                                                        $10,467               $10,539
U.S. Government Securities                                                       46,480                46,538
Obligations of States and Political Subdivisions                                  2,779                 2,790
Corporate Bonds                                                                   6,012                 6,005
Other Equity Securities                                                           1,146                 1,146
                                                                                -------               -------
                                                                                $66,884               $67,018
                                                                                =======               =======


                                                                                       December 31, 1997
                                                                                -----------------------------
U.S. Treasury Securities                                                        $18,946               $19,025
U.S. Government Securities                                                       39,704                39,775
Corporate Bonds                                                                   3,502                 3,511
Obligations of States and Political Subdivisions                                  1,009                 1,009
Other Equity Securities                                                             470                   470
                                                                                -------               -------
                                                                                $63,631               $63,790
                                                                                =======               =======

          SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1998 AND DECEMBER 31, 1997
                             (000 Omitted)

4. The Corporation's loan portfolio is composed of the following:

                                                                  June 30,       Dec. 31,
                                                                    1998           1997
                                                                -----------    -----------
                                                                (unaudited)
Real estate loans:
   Construction                                                  $ 11,887       $ 10,878
   Secured by farmland                                                486            611
   Secured by 1-4 family residential                               54,028         53,953
   Other real estate loans                                         38,570         37,513
Loans to farmers (except secured by
   real estate)                                                       328            455
Commercial and industrial loans (except
   those secured by real estate)                                    8,028          9,660
Loans to individuals for personal
   expenditures                                                    16,604         14,528
All other loans                                                     3,566          3,204
                                                                 --------        --------
                                                                  133,497        130,802
Less:
     Deferred loan fees                                              (120)           (89)
     Allowance for loan losses                                     (1,506)        (1,361)
                                                                 --------        --------
                                                                 $131,871        $129,352
                                                                 ========        ========


5. Activity in the allowance for loan losses is as follows:

                                                                  June 30,       Dec. 31,
                                                                    1998           1997
                                                                -----------    -----------
                                                                (unaudited)
Balance at January 1                                            $   1,361        $  1,247

Recoveries added to the allowance                                      10              20
Loan losses charged to the allowance                                  (15)            (31)
Provision recorded to expense                                         150             125
                                                                  --------       --------
Balance at end of period                                        $   1,506        $  1,361
                                                                  ========       ========


6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the six month periods ended June 30, 1998 and 1997 were 1,502,410 and 1,497,281, and for the three month periods ended June 30, 1998 and 1997, were 1,503,469 and 1,491,774, respectively.

                 SECOND NATIONAL FINANCIAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Results of Operations

Second National Financial Corporation=s consolidated net income for the quarter ended June 30, 1998 amounted to $902 thousand or $.60 per share, representing a 7.4% increase over $840 thousand or $.56 per share for the quarter ended June 30, 1997. Net income for the six month period ended June 30, 1998 was $1.742 million or $1.16 per share, representing a 10.21% increase over $1.581 million or $1.06 per share for the six month period ended June 30, 1997. Premerger earnings, adjusted for expenses of $74 thousand incurred in connection with the Company=s pending merger with Virginia Heartland Bank, would reflect earnings increases of 16.19% for the quarter ended June 30, 1998, and 14.86% for the six months ended June 30, 1998, respectively.

The Company's annualized return on average equity for the quarter and six months ended June 30, 1998 was 12.21% and 11.88%, compared to 12.48% and 11.82% for the comparative periods in 1997. On a premerger basis, the return on equity was 13.21% for the quarter and 12.13% for the six month period. The Company=s annualized return on average assets for the quarter and six months ended June 30, 1998 was 1.57% and 1.54%, compared to 1.62% and 1.53% for the comparative periods in 1997. On a premerger basis, the return on assets was 1.70% for the quarter and 1.60% for the six month period ended June 30, 1998.

Net interest income, the Company's primary source of earnings, increased $519 thousand or 12.48% to $4.675 million. This improvement can be attributed to an increase in the net interest margin to 4.60% for the six months ended June 30, 1998, compared to 4.52% for the six months ended June 30, 1997, coupled with an increase in average earning assets of $21.187 million to $218,482,487 at June 30, 1998, an increase of 10.74%
over $197,295,415 at June 30, 1997.

Noninterest income increased $416 thousand to $1.095 million for the six months ended June 30, 1998, an improvement of 61.27% over the comparative period in 1997. Fees from trust services, brokerage services and mortgage banking operations accounted for much of the increase. Loan originations through the mortgage division increased to $11.179 million during the quarter ended June 30, 1998, an increase of $6.821 million from the $4.358 million originated in the quarter ended June 30, 1997. Operating expenses increased $578 thousand or 22.36% to $3.163 million for the six months ended June 30, 1998, with increases in compensation expense and occupancy expense associated with the new Harrisonburg branch and merger costs of $74 thousand accounting for much of this increase.

Assets of the Company increased to $236,106,772 at June 30, 1998, an increase of $26.1 million or 12.43% from June 30, 1997 assets of $209,961,096, and an increase of $14.0 million or 6.30% from December 31, 1997. Deposits increased to $199,235,532, an increase of $14.6 million or 7.92% from $184,604,834 at December 31, 1997.

                 SECOND NATIONAL FINANCIAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company maintains a strong capital base which provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of June 30, 1998 of $30.061 million increased $1.166 million or approximately 4.04% from $28.790 million at December 31, 1997. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 capital to risk weighted assets was 19.68% at June 30, 1998, compared to 21.57% at December 31, 1997, placing the Company's in a well capitalized position as defined by regulators.

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company's overall financial condition. The Company's primary sources of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank to support liquidity.

The Company has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 9.45% of total deposits primarily from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise.

Asset Quality

The adequacy of the allowance for loan losses is reviewed quarterly by management based on an evaluation of the collectibility of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

Nonperforming loans amounted to $544 thousand or .23% of assets at June 30, 1998, compared to $516 thousand or .23% of assets at December 31, 1997. The Company recorded a provision for loan losses of $150 thousand for the six months ended June 30, 1998, compared to $38 thousand for the six months ended June 30, 1997. The allowance for loan losses at June 30, 1998 amounted to $1.506 million compared to $1.361 million at December 31, 1997. The allowance for loan losses represents 277% of nonperforming assets and 1.13% of gross loans receivable at June 30, 1998.

                 SECOND NATIONAL FINANCIAL CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, but will be limited to the form and content of disclosures.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates and thus the Company=s asset liability management is impacted by changes in inflation, but there is not a direct correlation between the two measures. Management monitors the impact of inflation on the financial markets.

Forward Looking Statements

The statements contained in this report that are not historical facts may be forward looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits are not applicable

         (b) No Form 8-K was filed during the three month period ended June 30, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SECOND NATIONAL FINANCIAL CORPORATION


                           /s/ O.R. Barham, Jr.
                         ________________________________
                             O.R. Barham, Jr., President
                             Chief Executive Officer
                             August 12, 1998



                           /s/ Jeffrey W. Farrar
                         ________________________________
                             Jeffrey W. Farrar, CPA
                             Senior Vice President - Chief Financial Officer August 12, 1998