Form 10-Q
period 1998-09-30
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 1998-11-10
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________  to ____________

Commission File Number   000-22747

                 Second National Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Virginia                                           54-1542438
------------------------------------------                 ---------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   Incorporation or organization)                            Identification No.)

 102 South Main Street, Culpeper, Virginia                        22701
------------------------------------------                 ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998:

Common Stock, $2.50 par value                       1,506,686
-----------------------------                   -----------------------
       Class                                       Number of Shares

                      SECOND NATIONAL FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                 Page No.

ITEM 1      Consolidated Financial Statements:

            Consolidated Balance Sheets                                      3

            Consolidated Statements of Income                               4-5

            Consolidated Statements of Changes in Stockholders' Equity       6

            Consolidated Statements of Cash Flows                            7

            Notes to Financial Statements                                   8-9

ITEM 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10-14

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk      14

                           PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                               15

ITEM 2      Change in Securities                                            15

ITEM 3      Defaults Upon Senior Securities                                 15

ITEM 4      Submission of Matters to a Vote of Security Holders             15

ITEM 5      Other Information                                               15

ITEM 6      Exhibits and Reports on Form 8-K                               15-16


                        SIGNATURES                                          17

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)




                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  1998                 1997
                                                                              -------------        -------------
ASSETS                                                                        (unaudited)


Cash and due from depository institutions (non-interest bearing deposits)      $  5,710             $  6,546

Securities held to maturity (market value, 1998 - $20,756; 1997 - $14,765)       19,998               14,265

Securities held for sale (market value, 1998 - $64,034; 1997 - $63,790)          64,034               63,790

Federal funds sold                                                                8,985                  475

Loans receivable - net                                                          131,946              129,352

Bank premises and equipment                                                       5,294                4,988

Other real estate owned                                                             299                 --

Other assets                                                                      3,171                2,654
                                                                               --------             --------

    Total Assets                                                               $239,437             $222,070
                                                                               ========             ========

LIABILITIES
Deposits
    Non-interest bearing                                                       $ 28,502             $ 24,499
    Interest bearing                                                            173,650              160,106
                                                                               --------             --------

   Total Deposits                                                               202,152              184,605

 Repurchase agreements                                                            1,149                3,301
 Short-term borrowings                                                            3,288                3,838
 Other liabilities                                                                1,833                1,431
                                                                               --------             --------

      Total Liabilities                                                         208,422              193,175
                                                                               --------             --------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; (Authorized 1,000,000 shares, no
   shares outstanding)                                                             --                   --
 Common stock par value $2.50 per share; (Authorized 3,000,000 shares; issued and outstanding 1,506,686 shares 1998;
    1,500,529 shares 1997)                                                        3,767                3,751

 Capital surplus                                                                  1,531                1,309
 Retained earnings                                                               25,234               23,730
 Accumulated other comprehensive income                                             483                  105
                                                                               --------             --------

      Total Stockholders' Equity                                                 31,015               28,895
                                                                               --------             --------

Total Liabilities and Stockholders' Equity                                     $239,437             $222,070
                                                                               ========             ========

See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1998              1997
                                                                     ------------       ------------
                                                                      (unaudited)        (unaudited)

Interest Income
   Interest and fees on loans                                          $ 3,001            $ 2,684
   Interest income on securities:
      Taxable interest income                                              964              1,059
       Interest income exempt from federal taxes                           243                141
       Dividends                                                            19                  9
   Interest on federal funds sold                                           76                 40
                                                                       -------            -------
          Total Interest Income                                          4,303              3,933
                                                                       -------            -------
Interest Expense
    Interest on deposits                                                 1,858              1,686
    Interest on short-term borrowings                                       56                 70
                                                                       -------            -------
          Total Interest Expense                                         1,914              1,756
                                                                       -------            -------
        Net Interest Income                                              2,389              2,177
Less: Provision for loan losses                                             75                 38
                                                                       -------            -------

        Net Interest Income After Provision for Loan Losses              2,314              2,139

Noninterest Income
    Commissions and fees from fiduciary activities                         120                 87
    Service charges on deposit accounts                                    206                197
    Mortgage banking and other loan fees                                   166                 63
    Gain (loss) on securities available for sale                             6                 (3)
    Other operating income                                                  89                 86
                                                                       -------            -------
          Total Noninterest Income                                         587                430
                                                                       -------            -------
Noninterest Expense
    Salaries and employee benefits                                         911                790
    Net occupancy expense of premises                                      250                205
    Computer services                                                       87                 61
    Capital stock taxes                                                     44                 47
    Merger expenses                                                         91                --
    Other operating expenses                                               357                339
                                                                       -------            -------
           Total Noninterest Expense                                     1,740              1,442
                                                                       -------            -------
         Income Before Income Tax Expense                                1,161              1,127
Income tax expense                                                         317                323
                                                                       -------            -------
         Net Income                                                    $   844            $   804
                                                                       =======            =======
Earnings per Share, basic and
  assuming dilution                                                    $  0.56            $  0.53
                                                                       =======            =======
Dividends per share                                                    $  0.24            $  0.22
                                                                       =======            =======




See accompanying notes to consolidated financial statements.

                      SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF INCOME

                                          (000 OMITTED)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            1998                      1997
                                                                        -----------              -----------
                                                                        (unaudited)               (unaudited)

Interest Income
   Interest and fees on loans                                             $  8,849               $  7,717
      Interest income on securities:
      Taxable interest income                                                2,853                  3,065
       Interest income exempt from federal taxes                               662                    515
       Dividends                                                                28                     22
   Interest on federal funds sold                                              209                    117
                                                                         -----------              -----------
          Total Interest Income                                             12,601                 11,436
                                                                         -----------              -----------
Interest Expense
    Interest on deposits                                                     5,369                  4,929
    Interest on short-term borrowings                                          168                    174
                                                                         -----------              -----------
          Total Interest Expense                                             5,537                  5,103
                                                                         -----------              -----------
        Net Interest Income                                                  7,064                  6,333
Less: Provision for loan losses                                                225                     76
                                                                         -----------              -----------
        Net Interest Income After Provision for Loan Losses                  6,839                  6,257
Noninterest Income
    Commissions and fees from fiduciary activities                             362                    259
    Service charges on deposit accounts                                        596                    558
    Mortgage banking and other loan fees                                       441                    150
    Gain (loss) on sale of securities available for sale                         6                     (3)
    Other operating income                                                     277                    145
                                                                         -----------              -----------
          Total Noninterest Income                                           1,682                  1,109
                                                                         -----------              -----------
Noninterest Expense
    Salaries and employee benefits                                           2,649                  2,224
    Net occupancy expense of premises                                          692                    607
    Computer services                                                          225                    167
    Capital stock taxes                                                        131                    140
    Merger expenses                                                            165                   --
    Other operating expenses                                                 1,041                    889
                                                                         -----------              -----------
           Total Noninterest Expense                                         4,903                  4,027
                                                                         -----------              -----------
         Income Before Income Tax Expense                                    3,618                  3,339
Income tax expense                                                           1,032                    954
                                                                         -----------              -----------
         Net Income                                                       $  2,586               $  2,385
                                                                         ===========             ============
Earnings per Share, basic and
  assuming dilution                                                       $   1.72               $   1.59
                                                                         ===========             ============
Dividends per share                                                       $   0.72               $   0.66
                                                                         ===========             ============





See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (000 OMITTED)

                                                                                   Accumulated
                                                                                      Other
                                                           Common       Capital   Comprehensive  Retained  Comprehensive
                                                           Stock       Surplus       Income      Earnings     Income        Total
                                                         ---------    ---------   -------------  --------  -------------  ----------
Balances - January 1, 1997                                $  3,737     $  1,171     $   (162)    $ 21,829     $   --       $ 26,575
Comprehensive Income:
  Net Income                                                  --           --           --          2,385        2,385        2,385
  Other Comprehensive Income, net of
    tax:
      Unrealized gains on securities available for sale:
        Unrealized holding gains arising
            during the period                                 --           --           --           --            208          208
        Less: reclassification adjustment                     --           --           --           --             (3)          (3)
                                                                                                           -------------   ---------

  Other Comprehensive Income, net of tax                      --           --            205         --            205         --
                                                                                                           -------------

Total Comprehensive Income                                    --           --           --           --       $  2,590         --
                                                                                                           =============

Dividend Reinvestment                                           29          219         --           --                         248

Stock Repurchases                                              (22)        (156)        --           --                        (178)

Cash Dividends                                                --           --           --           (985)                     (985)
                                                          --------     --------     --------     --------                   --------

Balances - September 30, 1997                             $  3,744     $  1,234     $     43     $ 23,229                  $ 28,250
                                                          ========     ========     ========     ========                   ========



Balances - January 1, 1998                                $  3,751     $  1,309     $    105     $ 23,730     $   --       $ 28,895
Comprehensive Income:
Net Income                                                    --           --           --          2,586        2,586        2,586
  Other Comprehensive Income, net of
    tax:
      Unrealized gains on securities available for sale:
        Unrealized holding gains arising
            during the period                                 --           --           --           --            384          384
        Less: reclassification adjustment                     --           --           --           --             (6)          (6)
                                                                                                           -------------   ---------

  Other Comprehensive Income, net of tax                      --           --            378         --            378         --
                                                                                                           -------------

Total Comprehensive Income                                    --           --           --           --       $  2,964         --
                                                                                                           ===============

Dividend Reinvestment                                           16          222         --           --                         238

Cash Dividends                                                --           --           --         (1,082)                   (1,082)
                                                           --------     --------     --------     --------                  --------

Balances - September 30, 1998                             $  3,767     $  1,531     $    483     $ 25,234                  $ 31,015
                                                           ========     ========     ========     ========                 =========




See accompanying notes to consolidated financial statements.

              SECOND NATIONAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)


                                                                                             NINE MONTHS ENDING
                                                                                               SEPTEMBER 30,
                                                                                        1998                  1997
                                                                                     ------------         ------------
                                                                                      (unaudited)          (unaudited)

OPERATING ACTIVITIES
   Net income                                                                         $  2,586             $  2,385
   Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                        225                   76
          Depreciation and amortization                                                    455                  371
          Pension                                                                            3                   24
          Amortization (accretion) of premiums and discounts on securities                 (27)                 (54)
          (Gain) loss on sale of securities                                                 (6)                   3
          Undistributed loss of subsidiary                                                   8                   28
          (Increase) decrease in other assets                                             (520)                 179
          Increase (decrease) in other liabilities                                         208                    7
                                                                                      --------             --------
              Net cash provided by operating activities                                  2,932                3,019
                                                                                      --------             --------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities                                       1,200                  420
   Proceeds from sales of securities available for sale                                  3,264                5,506
   Proceeds from maturity of securities available for sale                              30,264               17,622
   Purchase of securities available for sale                                           (34,197)             (18,239)
   Purchase of investment securities                                                    (5,929)              (1,595)
   Purchase of premises and equipment                                                     (743)                (475)
   Proceeds from sale of other real estate                                                  60                 --
   Purchase of other real estate                                                          (364)                --
   Net increase in loans                                                                (2,814)             (14,730)
                                                                                      --------             --------
               Net cash used in investing activities                                    (9,259)             (11,491)
                                                                                      --------             --------

FINANCING ACTIVITIES
   Net increase (decrease) in demand and savings deposits                               12,047                4,208
   Net increase in time deposits                                                         5,500                2,524
   Net increase (decrease) in repurchase agreements                                       (152)                 281
   Net increase (decrease) in short-term borrowings                                     (2,548)                 794
   Net increase (decrease) in master notes                                                  (2)                (292)
   Common stock repurchases                                                               --                   (178)
   Common stock issued                                                                     238                  250
   Cash dividends paid on common stock                                                  (1,082)                (984)
                                                                                      --------             --------
               Net cash provided by financing activities                                14,001                6,603
                                                                                      --------             --------
               Increase (decrease) in cash and cash equivalents                          7,674               (1,869)

CASH AND CASH EQUIVALENTS
   Beginning of the period                                                               7,021                9,380
                                                                                      --------             --------

   End of the period                                                                  $ 14,695             $  7,511
                                                                                      ========             ========



See accompanying notes to consolidated financial statements.

               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

2 The results of operations for the nine month period ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The Corporation's securities portfolio is composed of the following (000's omitted):



                                                                     Amortized         Fair
                                                                       Cost           Value
                                                                   ----------     -----------
Securities being Held to Maturity:
                                                                        September 30, 1998
                                                                   --------------------------
Obligations of States and Political Subdivisions                $    19,998       $  20,756
                                                                   =========      ===========


                                                                       December 31, 1997
                                                                   --------------------------
Obligations of States and Political Subdivisions                $    14,265       $  14,765
                                                                   =========       ==========


Securities Available For Sale:
                                                                       September 30, 1998
                                                                   --------------------------

U. S. Treasury Securities                                       $     9,974       $  10,111
U. S. Government Securities                                          42,102          42,612
Obligations of States and Political Subdivisions                      2,019           2,056
Corporate Bonds                                                       8,070           8,117
Other Equity Securities                                               1,138           1,138
                                                                   ---------      ----------
                                                                $    63,303       $  64,034
                                                                   =========      ==========


                                                                        December 31, 1997
                                                                   --------------------------

U. S. Treasury Securities                                       $    18,946       $  19,025
U. S. Government Securities                                          39,704          39,775
Corporate Bonds                                                       3,502           3,511
Obligations of States and Political Subdivisions                      1,009           1,009
Other Equity Securities                                                 470             470
                                                                   ---------     ------------
                                                                $    63,631       $  63,790
                                                                   =========     ============


               SECOND NATIONAL FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (000 Omitted)

4. The Corporation's loan portfolio is composed of the following:

                                                     Sept. 30,            Dec. 31,
                                                       1998                 1997
                                                   -----------           -----------
                                                   (unaudited)

Real estate loans:
   Construction                                    $  12,780             $  10,878
   Secured by farmland                                   479                   611
   Secured by 1-4 family residential                  50,725                53,953
   Other real estate loans                            42,465                37,513
Loans to farmers (except secured by
   real estate)                                          168                   455
Commercial and industrial loans (except
   those secured by real estate)                       6,861                 9,660
Loans to individuals for personal
   expenditures                                       17,080                14,528
All other loans                                        2,992                 3,204
                                                   ---------             ---------
                                                     133,550               130,802
Less:
     Deferred loan fees                                 (140)                  (89)
     Allowance for loan losses                        (1,464)               (1,361)
                                                   ---------             ---------
                                                   $ 131,946             $ 129,352
                                                   =========             =========





5. Activity in the allowance for loan losses is as follows:



                                                Sept. 30,           Dec. 31,
                                                  1998                1997
                                                ---------          --------
                                               (unaudited)



Balance at January 1                            $ 1,361             $ 1,247

Recoveries added to the allowance                    21                  20
Loan losses charged to the allowance               (143)                (31)
Provision recorded to expense                       225                 125
                                                -------             -------
Balance at end of period                        $ 1,464             $ 1,361
                                                =======             =======



6.  Earnings and Dividends Paid Per Share:

The weighted average number of shares outstanding for the nine month periods ended September 30, 1998 and 1997 were 1,503,425 and 1,495,500 shares. Average shares for the three month periods ended September 30, 1998 and 1997, were 1,505,420 and 1,495,345 shares, respectively.

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Second National Financial Corporation (the Company). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

Overview

Second National Financial Corporation's consolidated net income for the quarter ended September 30, 1998 amounted to $844 thousand or $.56 per share, representing a 5% increase over $804 thousand or $.53 per share for the quarter ended September 30, 1997. Net income for the nine month period ended September 30, 1998 was $2.586 million or $1.72 per share, representing a 8.43% increase over $2.385 million or $1.59 per share for the nine month period ended September 30, 1997. Premerger earnings, adjusted for expenses of $165 thousand incurred in connection with the Company's pending merger with Virginia Heartland Bank, would reflect earnings increases of 16.2% for the quarter ended September 30, 1998, and 15.4% for the nine months ended September 30, 1998, respectively.

The Company's annualized return on average equity for the quarter and nine months ended September 30, 1998 was 11.17% and 11.64%, compared to 12.48% and 11.82% for the comparative periods in 1997. The Company's annualized return on average assets for the quarter and nine months ended September 30, 1998 was 1.44% and 1.50%, compared to 1.47% and 1.52% for the comparative periods in 1997.

Net Interest Income

Net interest income, the Company's primary source of earnings, increased $212 thousand or 9.74% to $2.389 million for the three months ended September 30, 1998. Net interest income for the nine months ended September 30, 1998 was $7.064 million, an increase of $731 thousand or 11.54% from $6.333 million at September 30, 1997. This improvement can be attributed to an increase in average earning assets of $19.414 million to $224.461 million at September 30, 1998, an increase of 9.47% over $205.047 million at September 30, 1997.The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable of $2.594 million and an increase in investments and federal funds sold of $14.487 for the nine months ended September 30, 1998. Deposits at September 30, 1998 were $202.152 million, an increase of $20.547 million or 10.16% from $184.605 million at December 31, 1997. The net interest margin for the nine months ended September 30, 1998 was 4.58%, slightly improved from 4.55% for the comparable period in 1997.

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



Noninterest Income

Noninterest income increased $157 thousand to $587 thousand for the three months ended September 30, 1998, an improvement of 36.51% over the comparative period in 1997. Noninterest income increased $573 thousand, or 51.67%, to $1.682 million for the nine months ended September 30, 1998. Fees from trust services, brokerage services and mortgage banking operations accounted for much of the increase. Loan originations through the mortgage division increased to $12.522 million during the quarter ended September 30, 1998, an increase of $7.641 million from the $4.881 million originated in the quarter ended September 30, 1997. Originations for the nine months ended September 30, 1998 were $25.963 million, an increase of $13.441 million or 107.3% from the nine months period in 1997.

Noninterest Expense

Operating expenses increased $298 thousand, or 20.67% to $1.740 million for the three months ended September 30, 1998, compared to $1.442 million for the same period in 1997. Operating expenses increased $876 thousand, or 21.75% to $4.903 million for the nine months ended September 30, 1998, compared to $4.027 million for the same period in 1997. This increase can be primarily attributed to merger related costs of $90 thousand for the three month period and $165 thousand for the nine month period, and operating expenses associated with new offices and management hiring.

Asset Quality

Nonperforming loans amounted to $588 thousand or .25% of assets at September 30, 1998, compared to $516 thousand or .23% of assets at December 31, 1997. The Company recorded a provision for loan losses of $75 thousand and $225 thousand for the three month and nine month periods ended September 30, 1998, compared to a provision of $38 thousand and $76 thousand for the three month and nine month periods ended September 30, 1997. The allowance for loan losses at September 30, 1998 amounted to $1.464 million compared to $1.361 million at December 31, 1997. The allowance for loan losses represents 249% of nonperforming assets and 1.10% of gross loans receivable at September 30, 1998.

                      SECOND NATIONAL FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Corporation's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of September 30, 1998 of $31.015 million increased $2.120 million or approximately 7.34% from $28.895 million at December 31, 1997. The Corporation's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Corporation's Tier 1 risk based capital ratio was 18.96% at September 30, 1998, compared to 21.57% at December 31, 1997, placing the Corporation in a well capitalized position as defined by regulators.

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Corporation's overall financial condition. The Corporation's primary sources of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank to support liquidity.

The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 8.85% of total deposits primarily from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise.

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Year 2000 Preparedness

The Corporation utilizes and is reliant upon significant data processing systems in the ordinary course of its business. The mainframe processing systems and related communication networks include various software packages licensed from various outside vendors.

The Corporation has completed an initial review and assessment of its hardware and software for Year 2000 compliance. Based on this initial assessment, the Corporation's mainframe hardware and bank application software are Year 2000 complaint. However, all critical applications are currently being rigorously tested to ensure compliance. Costs incurred to date are not material to the consolidated financial statements, and remaining expenditures are not expected to have a material effect on the Corporation's financial statements. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those estimates.

The Corporation has also initiated formal communications with all significant loan and deposit customers to determine whether the Corporation is at risk if certain of those third parties fail to address Year 2000 compliance. Such risk can not be reasonably estimated at this time.


New Accounting Pronouncements

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131. (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a public enterprise report financial and descriptive information about its reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Corporation's consolidated financial position, results of operations or cash flows, but will be limited to the form and content of disclosures.

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments including hedging activities. FAS 133 is effective for years beginning after June 15, 1999. Implementation of the statement is not expected to have a material impact on the consolidated financial statements of the Corporation.

                      SECOND NATIONAL FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Corporation's assets and liabilities are monetary in nature. Interest rates and thus the Corporation's asset liability management is impacted by changes in inflation, but there is not a direct correlation between the two measures. Management monitors the impact of inflation on the financial markets.

Forward Looking Statements

The statements contained in this report that are not historical facts may be construed as forward looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company's Form 10K for the year ended December 31, 1997.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            On September 10, 1998, the Company held a special meeting of its shareholders at which an Agreement and Plan of Reorganization and a related Plan of Merger were approved in connection with the Company's merger with Virginia Heartland Bank. The following is a summation of voting results:

                  Votes for approval                              1,059,603
                  Votes against approval of merger                   20,199
                  Votes abstaining from vote                          9,167

ITEM 5.     OTHER INFORMATION.

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) The following exhibits are incorporated herein by reference or are filed as part of this document:

                Exhibit No. 2  Plan of Reorganization
                               Incorporated herein by reference to Appendix A to the Registrant's Registration Statement Form S-4 No. 333-57479 filed on June 23, 1998.

                Exhibit No. 3  Articles of Incorporation
                               Incorporated herein by reference to Appendix B to the Registrant's Registration Statement Form S-4 No. 333-57479 filed on June 23, 1998.

                      SECOND NATIONAL FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION





                Exhibit No. 4  Instruments   defining  the  rights  of  security
                               holders
                               Incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement Form 8-A filed on September 22, 1998.

                Exhibit No. 20 Other documents or statements to security holders
                               Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report Form 8-K filed on September 14, 1998.

                Exhibit No. 27 Financial Data Schedule


(b) The following represents reports on Form 8-K.

            During the quarter ended September 30, 1998, a Form 8-K was filed on September 10, 1998 to announce (1) shareholder approval of the April 18, 1998 Agreement and Plan of Reorganization providing for the affiliation of the Company with Virginia Heartland Bank and (2) adoption by the Company's Board of Directors of a shareholder rights plan.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SECOND NATIONAL FINANCIAL CORPORATION


                                /s/     O.R. Barham, Jr.
                             ------------------------------
                                O.R. Barham, Jr., President
                                Chief Executive Officer
                                November 12, 1998



                                /s/ Jeffrey W. Farrar
                             -------------------------------
                                Jeffrey W. Farrar, CPA
                                Senior Vice President - Chief Financial Officer November 12, 1998