Form 10-K
period 1998-12-31
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 1999-03-30
CIK 862077

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

|X|  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
          ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

         For the Transition Period From ______________ to ______________

                        Commission file number 000-22747


                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 1999 was
                                   $63,294,622

     The number of shares outstanding of the registrant's common stock as of
                          March 15, 1998 was 2,041,762.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement dated March 18, 1999 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 14, 1999 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

General

     Virginia Commonwealth Financial Corporation ("VCFC" or "the Company"), formerly Second National Financial Corporation, is a bank holding company incorporated under the laws of the Commonwealth of Virginia on July 2, 1990. VCFC owns all of the stock of two banking subsidiaries, Second Bank & Trust (SB&T) which was chartered in 1900 and acquired by VCFC on July 2, 1990, pursuant to the formation of the holding company; and Virginia Heartland Bank
(VHB), which affiliated with VCFC on October 8, 1998. The Company's primary asset is its stock investment in the Banks, with cash and short-term investments accounting for the remainder of assets. SB&T owns one subsidiary, Second Service Company, which owns a 12% partnership interest in Bankers Title of Fredericksburg, a title insurance company. VHB also owns a subsidiary, Virginia Heartland Service Corporation, which owns a 5% partnership interest in Banker's Title of Fredericksburg. In addition, SB&T and VHB each own a 50% interest in VHB Mortgage LLC, a mortgage company serving the greater Fredericksburg, Virginia area.

     The Company is headquartered in Culpeper, Virginia, and, through its subsidiary banks, offers a full array of banking and investment services through nine retail offices serving the counties of Culpeper, Madison, Orange, Rockingham, Spotsylvania and the City of Fredericksburg. The Banks' primary business is the granting of residential real estate loans, commercial real estate loans, and, to a lesser extent, commercial business and consumer loans, funded through solicitation of deposits. Significant business lines include trust services, investment services, and a mortgage division. The Bank's consider themselves to be community-oriented institutions servicing the banking needs of their respective markets.

     For more information on the Company's business, see "Message to Stockholders" on pages 3 through 5 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6 of the Annual Report to Stockholders incorporated by reference herein.

Competition

     The banking business in Virginia, and in the Bank's market area specifically, is highly competitive with respect to both loans and deposits. The subsidiary banks principle competition in its market area consists of all the major statewide and community banks. The Banks also compete with savings associations, credit unions, brokerage houses and mortgage brokers.

Employees

     At December 31, 1998, VCFC had no employees. The subsidiary banks employ 138 full-time employees. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Regulation, Supervision and Governmental Policy

     VCFC is registered as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and State Corporation Commission ("SCC"). As a bank holding company, VCFC is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board and SCC also may conduct examinations of VCFC.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the

Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category. See Note 20 to the consolidated financial statements on pages 37 and 38 of the 1998 Annual Report to Stockholders incorporated by reference herein for further discussion.

New Accounting Pronouncements

     See "New Accounting Pronouncements" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18 of the Annual Report to Stockholders incorporated by reference herein for discussion.

ITEM 2. PROPERTIES

     The Company owns its headquarters consisting of approximately 35,000 square feet located at its Main Office location in Culpeper, Virginia. The Company's subsidiary banks own six branch locations and lease three other locations in Virginia. Additional information regarding lease commitments can be found on page 35 of the Annual Report to Stockholders incorporated by reference herein.

     All of the Company's properties are in good operating condition and are adequate for the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS

     Management currently is unaware of any material legal proceedings to which VCFC or the Bank is a party or of which any of their properties is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the heading "Stockholder Information" on the front inside cover of the 1998 Annual Report to Stockholders is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the heading "Financial Highlights" on page 4 of the 1998 Annual Report to Stockholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 19 of the 1998 Annual Report to Stockholders are incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Interest Rate Sensitivity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 of the 1998 Annual Report to Stockholders incorporated by reference herein for further discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company, including the related notes and the report of the independent auditors, are incorporated herein by reference to pages 20 through 41 of the 1998 Annual Report to Stockholders and is filed herewith as Exhibit 13.

     1.   Auditor's Report (page 42).

     2.   Consolidated Balance Sheets - December 31, 1998 and 1997 (page 20).

     3. Consolidated Statements of Income - Years Ended December 31, 1998, 1997, and 1996 (page 21).

     4. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1998, 1997, and 1996 (page 22).

     5. Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997, and 1996 (pages 23-24).

     6.   Notes to Consolidated Financial Statements (pages 25-41).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors is incorporated by reference herein from pages 3 through 6 of the Company's 1999 Proxy Statement, which is attached hereto as Exhibit 99, related to the "Election of Directors." The executive officers of the Company as of February 28, 1999 are as follows:

     Name                     Age       Current Position
     ----                     ---       ----------------
William B. Young              61        Chairman and CEO of the Company since
                                        October, 1998; Chairman and CEO of
                                        Virginia Heartland Bank since 1988.

O. R. Barham, Jr.             48        President of the Company since 1996;
                                        President and CEO of Second Bank & Trust since 1996.

Edward V. Allison, Jr.        60        Senior Vice President and Secretary of
                                        the Company since October, 1998;
                                        President of Virginia Heartland Bank
                                        since 1988.

Jeffrey W. Farrar             38        Senior Vice President and Chief
                                        Financial Officer of the Company since
                                        1996.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference herein from pages 6 through 11 of the Company's 1999 Proxy Statement, which is attached hereto as Exhibit 99 under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference herein from page 5 through 6 of the Company's 1999 Proxy Statement, which is attached hereto as Exhibit 99, regarding beneficial ownership of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference herein from page 10 of the Company's 1999 Proxy Statement, which is attached hereto as Exhibit 99 under the caption "Transactions with Directors and Officers."

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS OF FORM 8-K

Item 14(a) Exhibits

     The following exhibits either are filed as part of this Report or are incorporated herein by reference:

     Exhibit No. 2       Plan of Acquisition, Reorganization, Arrangement,
                         Liquidation or Succession.

                         Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 filed on June 23, 1998. (File No.333-57479)

     Exhibit No. 3       Articles of Incorporation and Bylaws.

     Exhibit No. 4       Instruments Defining Rights of Security Holders.

                         Rights Agreement dated September 10, 1998 is incorporated by reference to Exhibits 1 and 2 to the Form 8A Registration Statement filed on September 22, 1998 (File No. 000-22747)

     Exhibit No. 10      Material Contracts.

                         Employment contracts of certain officers is incorporated by reference to Exhibits 10.1-10.3 and
                         10.6 of the Company's Agreement and Plan of Reorganization on Form S-4 filed on June 23, 1998. (File No. 333-57479)

     Exhibit No. 13      Virginia Commonwealth Financial Corporation 1998 Annual
                         Report to Stockholders.

     Exhibit No. 21      Subsidiaries of the Registrant.

                         Subsidiaries of the Registrant incorporated by reference to page 25 of the 1998 Annual Report to Stockholders.

     Exhibit No. 27      Financial Data Schedule.

     Exhibit No. 99      Additional Exhibits.

                         Virginia Commonwealth Financial Corporation 1999 Annual Proxy Statement.

Item 14(b) Reports on Form 8-K

     The Company filed a Form 8-K on October 8, 1998 announcing the consummation of its affiliation with Virginia Heartland Bank, pursuant to the Agreement and Plan of Reorganization among the parties.

Item 14(c) Financial Statements and  Schedules

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


VIRGINIA COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By: /s/ O. R. Barham, Jr.                                              3/25/99
    -------------------------------------------------                  -------
    O. R. Barham, Jr.                                                   Date
    President
    Director

    /s/ Jeffrey W. Farrar                                              3/25/99
    -------------------------------------------------                  -------
    Jeffrey W. Farrar, CPA                                              Date
    Senior Vice President/Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE                                    SIGNATURE AND TITLE
----                                    -------------------

     3/25/99                            /s/ O. R. Barham, Jr.
-----------------                  --------------------------------------------
                                   O. R. Barham, Jr., President & Director

     3/25/99                            /s/ Gregory L. Fisher
-----------------                  --------------------------------------------
                                   Gregory L. Fisher, Director

     3/25/99                            /s/ Marshall D. Gayheart, Jr.
-----------------                  --------------------------------------------
                                   Marshall D. Gayheart, Jr., Director

     3/25/99                            /s/ Taylor E. Gore
-----------------                  --------------------------------------------
                                   Taylor E. Gore, Chairman & Director

     3/25/99                            /s/ W. Robert Jebson, Jr.
-----------------                  --------------------------------------------
                                   W. Robert Jebson, Jr., Director

     3/25/99                            /s H. Wayne Parrish
-----------------                  --------------------------------------------
                                   H. Wayne Parrish, Director

     3/25/99                            /s/ Thomas F. Williams, Jr.
-----------------                  --------------------------------------------
                                   Thomas F. Williams, Jr., Director

     3/25/99                            /s/ William B. Young
-----------------                  --------------------------------------------
                                   William B. Young, Chairman & CEO, Director