Form 10-Q
period 1999-03-31
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 1999-05-13
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    --------------------

Commission File Number   000-22747

              Virginia Commonwealth Financial Corporation
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         Virginia                                       54-1542438
     --------------------                       ------------------------
(State or other jurisdiction of                  (I.R.S. Employer
Incorporation  or organization)                   Identification No.)



102 South Main Street, Culpeper, Virginia                  22701
-----------------------------------------                 --------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

Common Stock, $2.50 par value                                 2,046,484
-----------------------------                             ----------------------
          Class                                            Number of Shares

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                                      Page No.
ITEM 1  Consolidated Financial Statements:

               Consolidated Balance Sheets                                             3

               Consolidated Statements of Income                                       4

               Consolidated Statements of Changes in Stockholders' Equity              5

               Consolidated Statements of Cash Flows                                  6-7

               Notes to Financial Statements                                          8-9

ITEM 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             10-12

ITEM 3         Quantitative and Qualitative Disclosures About Market Risk              12



                           PART II - OTHER INFORMATION
ITEM 1         Legal Proceedings                                                       13

ITEM 2         Change in Securities                                                    13

ITEM 3         Defaults Upon Senior Securities                                         13

ITEM 4         Submission of Matters to a Vote of Security Holders                     13

ITEM 5         Other Information                                                       13

ITEM 6         Exhibits and Reports on Form 8-K                                        13


                                  SIGNATURES                                           14


          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (000 OMITTED)



                                                                    MARCH 31,            DECEMBER 31,
                                                                      1999                  1998
                                                                 ---------------       --------------
                                                                   (unaudited)
ASSETS

Cash and due from depository institutions (non-interest
   bearing deposits)                                             $         6,400       $        9,765
Federal funds sold                                                        11,033                5,917
Securities (market value: 1998, $96,378; 1997, $105,678)                  95,843              104,943
Loans held for sale                                                        5,353                5,400
Loans receivable, net                                                    220,240              212,282
Bank premises and equipment                                                9,499                9,233
Interest receivable                                                        2,434                2,536
Other real estate owned                                                      686                  759
Other assets                                                               1,970                1,978
                                                                 ---------------       --------------

Total Assets                                                     $       353,458       $      352,813
                                                                 ===============       ==============


LIABILITIES
Deposits:
   Noninterest-bearing demand deposits                           $        40,508       $       45,370
   Savings and interest-bearing demand deposits                          115,064              105,857
   Time deposits                                                         152,067              155,288
                                                                 ---------------       --------------
       Total deposits                                                    307,639              306,515

Repurchase agreements                                                      1,061                1,305
Other short-term borrowings                                                  325                1,181
Interest payable                                                           1,241                1,207
Other liabilities                                                          1,736                1,610
                                                                 ---------------       --------------
   Total Liabilities                                                     312,002              311,818
                                                                 ---------------       --------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
   no shares outstanding)                                                -                     -
Common stock, par value $2.50 per share; (Authorized
   3,000,000 shares; issued and outstanding 2,046,484 shares
   1998; 2,036,460 shares 1997)                                            5,116                5,104
Capital surplus                                                            7,873                7,739
Retained earnings                                                         28,311               27,724
Accumulated other comprehensive income                                       156                  428
                                                                 ---------------       --------------
   Total Stockholders' Equity                                             41,456               40,995
                                                                 ---------------       --------------

Total Liabilities and Stockholders' Equity                       $       353,458       $      352,813
                                                                 ===============       ==============



See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                              (000 OMITTED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      1999                  1998
                                                                   ----------            -----------
                                                                   (unaudited)           (unaudited)
INTEREST INCOME
   Interest and fees on loans                                    $         4,933       $        4,469
   Interest on investment securities:
       Taxable                                                                31                  316
       Nontaxable                                                            246                  190
   Interest and dividends on securities available for sale:
       Taxable                                                             1,085                  895
       Nontaxable                                                             35                   11
       Dividends                                                              22                    2
   Interest income on federal funds sold                                      70                  166
                                                                 ---------------       --------------
           Total Interest Income                                           6,422                6,049
                                                                 ---------------       --------------
INTEREST EXPENSE
   Interest on deposits                                                    2,781                2,688
   Interest on short-term borrowings                                          22                   56
                                                                 ---------------       --------------
           Total Interest Expense                                          2,803                2,744
                                                                 ---------------       --------------

   NET INTEREST INCOME                                                     3,619                3,305
Less: Provision for loan losses                                              170                  135
                                                                 ---------------       --------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     3,449                3,170

OTHER INCOME
   Service charges on deposit accounts                                       264                  242
   Commissions and fees from fiduciary activities                            164                  120
   Investment fee income                                                      50                   37
   Other operating income                                                     85                   53
   Gains (losses) on securities available for sale                             2                  -
   Fees on mortgage loans sold                                               157                   88
                                                                 ---------------       --------------
           Total Other Income                                                722                  540
                                                                 ---------------       --------------
OTHER EXPENSE
   Compensation and employee benefits                                      1,478                1,244
   Net occupancy expense                                                     393                  343
   Computer services                                                          64                   81
   Other operating expenses                                                  696                  550
                                                                 ---------------       --------------
           Total Other Expense                                             2,631                2,218
                                                                 ---------------       --------------
   INCOME BEFORE INCOME TAX EXPENSE                                        1,540                1,492
Income tax expense                                                           443                  431
                                                                 ---------------       --------------
   NET INCOME                                                    $         1,097       $        1,061
                                                                 ===============       ==============

EARNINGS PER SHARE, BASIC AND ASSUMING DILUTION                  $           .54       $          .52
                                                                 ===============       ==============

DIVIDENDS PER SHARE                                              $           .25       $          .24
                                                                 ===============       ==============


See accompanying notes to consolidated financial statements.

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (000 OMITTED)




                                                                        Accumulated
                                                                           Other
                                             Common        Capital     Comprehensive   Retained    Comprehensive
                                              Stock        Surplus        Income       Earnings       Income         Total
                                              ------        -------     -------------   --------    -------------     -----
BALANCE, JANUARY 1, 1998                     $  5,086      $  7,468      $     104     $ 25,126        $      -    $  37,784
Net income                                          -             -              -        1,061           1,061        1,061
Other Comprehensive Income, net of tax:
    Unrealized losses on securities
      available for sale during the
      period, net of tax
      of  ($16,000)                                 -             -              -            -             (30)           -
                                                                                                     ----------
    Other comprehensive income                      -             -            (30)                         (30)         (30)
                                                                                                     ----------
    Comprehensive income                            -             -              -            -        $  1,031
                                                                                                     ==========
Cash dividends                                      -             -              -         (360)                        (360)
Issuance of common stock
  under dividend
  reinvestment plan                                 5            70              -            -               -           75
                                           ----------    ----------      ---------   ----------      ----------    ---------
BALANCE, MARCH 31, 1998                      $  5,091      $  7,538      $      74     $ 25,827        $      -    $  38,530
                                           ==========    ==========      =========   ==========      ==========    =========


BALANCE, JANUARY 1, 1999                     $  5,104      $  7,739      $     428     $ 27,724        $      -    $  40,995
Net income                                          -             -              -        1,097           1,097        1,097
Other Comprehensive Income, net of tax:
    Unrealized losses on securities
      available for sale during the
      period, net of tax
      of  ($139,000)                                -             -              -            -            (271)           -
    Add reclassification
      adjustment, net of tax
      of  ($1,000)                                  -             -              -            -              (1)           -
                                                                                                     ----------
    Other comprehensive income                      -             -           (272)                        (272)        (272)
                                                                                                     ----------
    Comprehensive income                            -             -              -            -        $    825
                                                                                                     ==========
Cash dividends                                      -             -              -         (510)                        (510)
Issuance of common stock
  under dividend
  reinvestment plan                                12           134              -            -               -          146
                                              -------    ----------      ---------   ----------      ----------    ---------
BALANCE, MARCH 31, 1999                      $  5,116      $  7,873      $     156     $ 28,311        $      -    $  41,456
                                              =======    ==========      =========   ==========      ==========    =========

See accompanying notes to consolidated financial statements.

            VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)



                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      1999                  1998
                                                                   ----------            ----------
                                                                   (unaudited)           (unaudited)
OPERATING ACTIVITIES
   Net income                                                    $         1,097       $        1,061
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                            170                  135
        Deferred tax expense (benefit)                                       (10)                  -
        Depreciation and amortization                                        217                  189
        Pension (income) expense                                            -                       3
        (Gain) loss on sale of securities available for sale                  (2)                  -
        (Gain) loss on sale of other real estate                              (1)                  -
        Amortization (accretion) of premiums and
         discounts on securities                                              12                  (13)
        Fees on mortgage loans sold                                         (157)                 (88)
        Proceeds from sale of mortgage loans                              14,381                6,774
        Purchase of loans for sale                                       (14,224)              (6,686)
        Changes in assets and liabilities:
         (Increase) decrease in interest receivable                          103                  340
         (Increase) decrease in other assets                                   8                   21
         Decrease (increase) in interest payable                              34                   64
         Decrease (increase) in other liabilities                            276                  126
                                                                 ---------------       --------------
             Net cash provided by operating activities                     1,904                1,926
                                                                 ---------------       --------------

INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale                     4,000                2,500
   Proceeds from maturities of investment securities                         207                1,000
   Proceeds from maturities and principal payments
     of securities available for sale                                      7,937               14,521
   Purchase of investment securities                                        (500)              (1,825)
   Purchase of securities available for sale                              (2,965)             (16,060)
   Purchase of premises and equipment                                       (483)                (830)
   Additions to other real estate                                           (210)                (330)
   Proceeds from sale of other real estate                                   276                   -
   Net (increase) in loans                                                (8,074)              (2,253)
                                                                 ---------------       --------------
             Net cash provided by (used in) investing activities             188               (3,277)
                                                                 ---------------       --------------

             VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)



                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      1999                  1998
                                                                   ----------            ----------
                                                                   (unaudited)           (unaudited)
FINANCING ACTIVITIES
   Net increase in demand, money market and
     savings deposits                                                      2,476                7,712
   Net (decrease) increase in time deposits                               (1,352)               5,938
   Net increase (decrease) in repurchase agreements                         (244)              (2,059)
   Net increase (decrease) in short-term borrowings                         (857)                (575)
   Common stock issued                                                       146                   75
   Cash dividends paid on common stock                                      (510)                (360)
                                                                 ---------------       --------------
             Net cash (used in) provided by financing activities            (341)              10,731
                                                                 ---------------       --------------

             Increase in cash and cash equivalents                         1,751                9,380

CASH AND CASH EQUIVALENTS
   Beginning of the period                                                15,682               14,973
                                                                 ---------------       --------------

   End of the period                                             $        17,433       $       24,353
                                                                 ===============       ==============

See accompanying notes to consolidated financial statements.

            VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

2. The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):



                                                                    Amortized               Fair
                                                                      Cost                  Value
                                                                    ----------             -------
       SECURITIES HELD TO MATURITY:
                                                                           March 31, 1999
                                                                           --------------
                                                                             (unaudited)

         Obligations of States and Political Subdivisions        $        22,347       $       22,896
                                                                 ===============       ==============

                                                                          December 31, 1998
                                                                          -----------------

         Obligations of States and Political Subdivisions        $        22,058       $       22,792
                                                                 ===============       ==============

       SECURITIES AVAILABLE FOR SALE:
                                                                           March 31, 1999
                                                                           --------------
                                                                             (unaudited)

         U.S. Treasury Securities                                $        16,025       $       16,210
         U.S. Government Securities                                       42,440               42,484
         Obligations of States and Political Subdivisions                  3,823                3,864
         Corporate Bonds                                                   9,093                9,065
         Other Equity Securities                                           1,864                1,859
                                                                 ---------------       --------------
                                                                 $        73,245       $       73,482
                                                                 ===============       ==============

                                                                          December 31, 1998
                                                                          -----------------

         U.S. Treasury Securities                                $        21,021       $       21,318
         U.S. Government Securities                                       46,374               46,631
         Obligations of States and Political Subdivisions                  3,391                3,457
         Corporate Bonds                                                   9,599                9,628
         Other Equity Securities                                           1,853                1,852
                                                                 ---------------       --------------
                                                                 $        82,238       $       82,886
                                                                 ===============       ==============


           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

4.  The Company's loan portfolio is composed of the following (000 omitted):



                                                                    MARCH 31,           DECEMBER 31,
                                                                      1999                  1998
                                                                 ---------------       --------------
                                                                   (unaudited)
       Real estate loans:
           Construction                                          $        20,199       $       20,330
           Secured by farmland                                             1,105                1,143
           Secured by 1 - 4 family residential                            87,883               85,086
           Other real estate loans                                        66,670               64,039
       Loans to farmers (except secured by real estate)                      133                  144
       Commercial and industrial loans (except those
           secured by real estate)                                        22,024               17,536
       Loans to individuals for personal expenditures                     21,436               22,504
       All other loans                                                     3,413                3,981
                                                                 ---------------       --------------
                                                                         222,863              214,763
       Less:
           Deferred loan fees                                               (238)                (195)
           Allowance for loan losses                                      (2,385)              (2,286)
                                                                 ---------------       --------------
                                                                 $       220,240       $      212,282
                                                                 ===============       ==============


5.  Activity in the allowance for loan losses is as follows (000 omitted):


                                                                    MARCH 31,           DECEMBER 31,
                                                                      1999                  1998
                                                                 ---------------       --------------
                                                                   (unaudited)
       Balance at January 1                                      $         2,286       $        2,010

       Recoveries added to the allowance                                      15                   92
       Loan losses charged to the allowance                                  (86)                (647)
       Provision recorded to expense                                         170                  831
                                                                 ---------------       --------------

       Balance at end of period                                  $         2,385       $        2,286
                                                                 ===============       ==============

6.  Earnings and Dividends Paid Per Share:

    The weighted average number of shares outstanding for the three month periods ended March 31 were 2,043,549 in 1999 and 2,035,056 in 1998, respectively.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Commonwealth Financial Corporation (the Company). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

OVERVIEW

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended March 31, 1999 amounted to $1.10 million or $.54 per share, representing a 1% increase over $1.06 million or $.52 per share for the quarter ended March 31, 1998. The Company's annualized return on average equity for the quarter ended March 31, 1999 was 10.54%, compared to 10.26% for the comparative period in 1998. The Company's annualized return on average assets for the quarter ended March 31, 1999 was 1.26%, compared to 1.33% for the comparative period in 1998.

NET INTEREST INCOME

Net interest income increased $315 thousand or 9.5% to $3.619 million for the three months ended March 31, 1999. This improvement can be attributed to an increase in average earning assets and a slight improvement in the net interest margin. Average earning assets increased $26.1 million to $324.5 million at March 31, 1999, an increase of 8.7% over $298.3 million at March 31, 1998. The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable and investment securities. Average deposits at March 31, 1999 were $261.8 million, an increase of $23.1 million or 9.7% from $238.7 million at March 31, 1998. The net interest margin for the three months ended March 31, 1999 was 4.67%, slightly improved from 4.59% for the comparable period in 1998.


NONINTEREST INCOME

Noninterest income increased $182 thousand to $722 thousand for the three months ended March 31, 1999, an improvement of 33.7% over the comparative period in 1998. Fees from trust services, brokerage services and mortgage banking operations accounted for much of the increase. Loan originations through the mortgage division increased to $13.2 million during the quarter ended March 31, 1999, an increase of $5.3 million from the $7.9 million originated in the quarter ended March 31, 1998.

NONINTEREST EXPENSE

Operating expenses increased $414 thousand, or 18.7% to $2.6 million for the three months ended March 31, 1999, compared to $2.2 million for the same period in 1998. Incremental compensation costs of $234 thousand and occupancy costs of $50 thousand for the three month period were attributable to new personnel hirings and facility costs associated with two new branch offices.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ASSET QUALITY

Nonperforming assets amounted to $1.4 million or .4% of assets at March 31, 1999, compared to $1.3 million or .4% of assets at December 31, 1998. The Company recorded a provision for loan losses of $170 thousand for the three month period ended March 31, 1999, compared to a provision of $135 thousand for the three month period ended March 31, 1998. The allowance for loan losses at March 31, 1999 amounted to $2.385 million compared to $2.286 million at December 31, 1998. The allowance for loan losses represents 314% of nonperforming loans and 1.05% of gross loans receivable at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of March 31, 1999 of $41.5 million increased $500 thousand or approximately 1.2% from $41.0 million at December 31, 1998. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 17.4% at March 31, 1999, compared to 17.4% at December 31, 1998, placing the Company in a well capitalized position as defined by regulators.

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or at other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company's overall financial condition. The Company's primary sources of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank to support liquidity.

The Company has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 9.5% of total deposits primarily from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise.

YEAR 2000 PREPAREDNESS

There have been no significant changes to management's discussion of Year 2000 preparedness disclosures in the Company's Form 10K for the year ended December 31, 1998.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments including hedging activities. SFAS 133 is effective for years beginning after June 15, 1999. Implementation of the statement is not expected to have a material impact on the consolidated financial statements of the Company.

EFFECTS OF INFLATION

The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates and thus the Company's asset liability management is impacted by changes in inflation, but there is not a direct correlation between the two measures. Management monitors the impact of inflation on the financial markets.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company's Form 10K for the year ended December 31, 1998.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
                          PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against Virginia Commonwealth Financial Corporation and its subsidiaries are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 2.        CHANGES IN SECURITIES.

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

               None.

ITEM 5.        OTHER INFORMATION.

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits are not applicable.

              (b) No form 8-K was filed during the three month period ended
                  March 31, 1999.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                            /s/ O.R. Barham, Jr.
                                ---------------------------------------
                                O.R. Barham, Jr.
                                President
                                May 12, 1999


                           /s/  Jeffrey W. Farrar
                                ---------------------------------------
                                Jeffrey W. Farrar, CPA
                                Senior Vice President - Chief Financial Officer May 12, 1999