Form 10-Q
period 1999-06-30
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 1999-08-16
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                              ----------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                              -------------------

Commission File Number   000-22747
                         ---------
                   Virginia Commonwealth Financial Corporation
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Virginia                                         54-1542438
------------------------------------------             ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                           Identification No.)



 102 South Main Street, Culpeper, Virginia                      22701
------------------------------------------              ---------------
 (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code) 540-825-4800
                                                     ------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.
                                              -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 1999:

Common Stock, $2.50 par value                           2,046,484
-----------------------------                    -----------------------
          Class                                     Number of Shares

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                     Page No.

ITEM 1   Consolidated Financial Statements:

         Consolidated Balance Sheets                                     3

         Consolidated Statements of Income                             4-5

         Consolidated Statements of Changes in
         Stockholders' Equity                                            6

         Consolidated Statements of Cash Flows                         7-8

         Notes to Financial Statements                                9-10

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations               11-14

ITEM 3   Quantitative and Qualitative
         Disclosures About Market Risk                                  14

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                              15

ITEM 2   Change in Securities                                           15

ITEM 3   Defaults Upon Senior Securities                                15

ITEM 4   Submission of Matters to a
         Vote of Security Holders                                       15

ITEM 5   Other Information                                              15

ITEM 6   Exhibits and Reports on Form 8-K                               15


                                         SIGNATURES                     16

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)


                                                                                    JUNE 30,                  DECEMBER 31,
                                                                                      1999                       1998
                                                                                -----------------         -----------------

                                                                                   (unaudited)
ASSETS

Cash and due from depository institutions (non-interest
    bearing deposits)                                                           $          10,897         $           9,765
Federal funds sold                                                                         11,777                     5,917
Securities (market value: 1999, $101,146; 1998, $105,678)                                 101,150                   104,943
Loans held for sale                                                                         4,291                     5,400
Loans receivable, net                                                                     220,439                   212,282
Bank premises and equipment                                                                 9,574                     9,233
Interest receivable                                                                         2,638                     2,536
Other real estate owned                                                                       486                       759
Other assets                                                                                2,594                     1,978
                                                                                -----------------         -----------------

Total Assets                                                                    $         363,846         $         352,813
                                                                                =================         =================


LIABILITIES
Deposits:
    Noninterest-bearing demand deposits                                         $          44,902         $          45,370
    Savings and interest-bearing demand deposits                                          116,465                   105,857
    Time deposits                                                                         156,319                   155,288
                                                                                -----------------         -----------------
        Total deposits                                                                    317,686                   306,515

Repurchase agreements                                                                       1,323                     1,305
Other short-term borrowings                                                                 1,193                     1,181
Interest payable                                                                            1,235                     1,207
Other liabilities                                                                           1,255                     1,610
                                                                                -----------------         -----------------
    Total Liabilities                                                                     322,692                   311,818
                                                                                -----------------         -----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
    no shares outstanding)                                                                      -                         -
Common stock, par value $2.50 per share; (Authorized
    5,000,000 shares; issued and outstanding 2,046,484 shares
    1999; 2,041,764 shares 1998)                                                            5,116                     5,104
Capital surplus                                                                             7,873                     7,739
Retained earnings                                                                          28,919                    27,724
Accumulated other comprehensive income                                                       (754)                      428
                                                                                -----------------         -----------------
    Total Stockholders' Equity                                                             41,154                    40,995
                                                                                -----------------         -----------------

Total Liabilities and Stockholders' Equity                                      $         363,846         $         352,813
                                                                                =================         =================


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      1999                       1998
                                                                                ----------------          -----------------
                                                                                   (unaudited)                (unaudited)
INTEREST INCOME
    Interest and fees on loans                                                  $           5,043         $           4,626
    Interest on investment securities:
        Taxable                                                                                37                       331
        Nontaxable                                                                            254                       208
    Interest and dividends on securities available for sale:
        Taxable                                                                             1,059                       947
        Nontaxable                                                                             36                        27
        Dividends                                                                              29                        13
    Interest income on federal funds sold                                                     137                       154
                                                                                -----------------         -----------------
              Total Interest Income                                                         6,595                     6,306
                                                                                -----------------         -----------------
INTEREST EXPENSE
    Interest on deposits                                                                    2,850                     2,758
    Interest on short-term borrowings                                                          19                        56
                                                                                -----------------         -----------------
              Total Interest Expense                                                        2,869                     2,814
                                                                                -----------------         -----------------

    NET INTEREST INCOME                                                                     3,726                     3,492
Less: Provision for loan losses                                                               162                       175
                                                                                -----------------         -----------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     3,564                     3,317

OTHER INCOME
    Service charges on deposit accounts                                                       284                       281
    Commissions and fees from fiduciary activities                                            163                       122
    Investment fee income                                                                      33                        61
    Other operating income                                                                    109                        52
    Gains (losses) on securities available for sale                                             -                         -
    Fees on mortgage loans sold                                                               123                       160
                                                                                -----------------         -----------------
              Total Other Income                                                              712                       676
                                                                                -----------------         -----------------
OTHER EXPENSE
    Compensation and employee benefits                                                      1,550                     1,286
    Net occupancy expense                                                                     398                       358
    Computer services                                                                          68                        57
    Professional fees                                                                         120                        65
    Other operating expenses                                                                  629                       606
                                                                                -----------------         -----------------
              Total Other Expense                                                           2,765                     2,372
                                                                                -----------------         -----------------
    INCOME BEFORE INCOME TAX EXPENSE                                                        1,511                     1,621
Income tax expense                                                                            391                       498
                                                                                -----------------         -----------------
    NET INCOME                                                                  $           1,120         $           1,123
                                                                                =================         =================

EARNINGS PER SHARE, BASIC AND ASSUMING DILUTION                                 $             .55         $             .55
                                                                                =================         =================

DIVIDENDS PER SHARE                                                             $             .25         $             .18
                                                                                =================         =================


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      1999                       1998
                                                                                -----------------         ----------------

                                                                                   (unaudited)                (unaudited)
INTEREST INCOME
    Interest and fees on loans                                                  $           9,976         $           9,095
    Interest on investment securities:
        Taxable                                                                                69                       647
        Nontaxable                                                                            500                       397
    Interest and dividends on securities available for sale:
        Taxable                                                                             2,145                     1,842
        Nontaxable                                                                             71                        38
        Dividends                                                                              50                        15
    Interest income on federal funds sold                                                     207                       320
                                                                                -----------------         -----------------
              Total Interest Income                                                        13,018                    12,354
                                                                                -----------------         -----------------
INTEREST EXPENSE
    Interest on deposits                                                                    5,631                     5,446
    Interest on short-term borrowings                                                          41                       112
                                                                                -----------------         -----------------
              Total Interest Expense                                                        5,672                     5,558
                                                                                -----------------         -----------------

    NET INTEREST INCOME                                                                     7,346                     6,796
Less: Provision for loan losses                                                               333                       310
                                                                                -----------------         -----------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     7,013                     6,486

OTHER INCOME
    Service charges on deposit accounts                                                       549                       523
    Commissions and fees from fiduciary activities                                            326                       242
    Investment fee income                                                                      83                        98
    Other operating income                                                                    194                       105
    Gains (losses) on securities available for sale                                             2                         -
    Fees on mortgage loans sold                                                               280                       248
                                                                                -----------------         -----------------
              Total Other Income                                                            1,434                     1,216
                                                                                -----------------         -----------------
OTHER EXPENSE
    Compensation and employee benefits                                                      3,028                     2,530
    Net occupancy expense                                                                     791                       701
    Computer services                                                                         133                       138
    Professional fees                                                                         189                        98
    Other operating expenses                                                                1,255                     1,122
                                                                                -----------------         -----------------
              Total Other Expense                                                           5,396                     4,589
                                                                                -----------------         -----------------
    INCOME BEFORE INCOME TAX EXPENSE                                                        3,051                     3,113
Income tax expense                                                                            834                       930
                                                                                -----------------         -----------------
    NET INCOME                                                                  $           2,217         $           2,183
                                                                                =================         =================

EARNINGS PER SHARE, BASIC AND ASSUMING DILUTION                                 $            1.08         $            1.07
                                                                                =================         =================

DIVIDENDS PER SHARE                                                             $             .50         $             .35
                                                                                =================         =================


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (000 OMITTED)


                                                                         Accumulated
                                                                            Other
                                                Common      Capital     Comprehensive       Retained      Comprehensive
                                                 Stock      Surplus        Income           Earnings         Income          Total
                                              ---------    ---------    -------------     -----------     ------------    ----------

BALANCE, JANUARY 1, 1998                      $  5,086     $   7,468     $      104       $  25,126       $    -          $  37,784
Net income                                           -             -              -           2,183            2,183          2,183
Other Comprehensive Income, net of tax:
     Unrealized losses on securities
       available for sale during the
       period, net of tax
       of  ($8,000)                                  -             -              -              -               (15)             -
                                                                                                          ------------

     Other comprehensive income                      -             -            (15)                             (15)           (15)
                                                                                                          ------------
     Comprehensive income                            -             -              -              -        $    2,169
                                                                                                          ============
Cash dividends                                       -             -              -           (720)                            (720)
Issuance of common stock
   under dividend
   reinvestment plan                                10           150              -              -                 -            160
                                              ----------    ----------   ------------     -----------     -------------   ----------
BALANCE, JUNE 30, 1998                        $  5,096     $   7,618     $       89       $  26,589       $        -      $  39,392
                                              ==========   ===========   ============     ===========     =============   ==========

BALANCE, JANUARY 1, 1999                      $  5,104     $   7,739     $      428       $  27,724       $        -      $  40,995
Net income                                           -             -              -           2,217            2,217          2,217
Other Comprehensive Income, net of tax:
     Unrealized losses on securities
       available for sale during the
       period, net of tax
       of  ($609,000)                                -             -              -              -            (1,181)             -
     Add reclassification
       adjustment, net of tax
       of  ($1,000)                                  -             -              -              -                (1)             -
                                                                                                          ------------
     Other comprehensive income                      -             -         (1,182)                          (1,182)        (1,182)
                                                                                                          ------------
     Comprehensive income                            -             -              -              -        $    1,035
                                                                                                          ============
Cash dividends                                       -             -              -          (1,022)                         (1,022)
Issuance of common stock
   under dividend
   reinvestment plan                                12           134             -               -                 -            146
                                             -----------   ------------  -------------    ----------      ------------    ----------
BALANCE, JUNE 30, 1999                       $   5,116      $  7,873     $     (754)      $  28,919                -      $  41,154
=================================             ===========  ============  =============    ==========      ============    ==========



See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)



                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      1999                       1998
                                                                                -------------------      ------------------
                                                                                   (unaudited)                (unaudited)

OPERATING ACTIVITIES
    Net income                                                                  $           2,217         $           2,183
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                            333                       310
         Deferred tax expense (benefit)                                                       (47)                        -
         Depreciation and amortization                                                        431                       381
         Pension (income) expense                                                               -                         3
         (Gain) loss on sale of securities available for sale                                  (2)                        -
         (Gain) loss on sale of other real estate                                               5                         7
         Amortization (accretion) of premiums and
           discounts on securities                                                             27                       (11)
         Fees on mortgage loans sold                                                         (280)                     (248)
         Proceeds from sale of mortgage loans                                              26,660                    23,377
         Purchase of loans for sale                                                       (26,380)                  (23,129)
         Changes in assets and liabilities:
           (Increase) in interest receivable                                                 (103)                     (178)
           Decrease (increase) in other assets                                                 16                      (199)
           Decrease in interest payable                                                        28                        69
           (Increase) in other liabilities                                                   (331)                     (137)
                                                                                -----------------         ------------------
                Net cash provided by operating activities                                   2,574                     2,428
                                                                                -----------------         -----------------

INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale                                     4,000                     2,500
    Proceeds from maturities of investment securities                                         462                     2,699
    Proceeds from maturities and principal payments
      of securities available for sale                                                     13,263                    24,271
    Purchase of investment securities                                                      (2,397)                   (6,369)
    Purchase of securities available for sale                                             (13,350)                  (30,020)
    Purchase of premises and equipment                                                       (772)                     (942)
    Additions to other real estate                                                           (225)                     (448)
    Proceeds from sale of other real estate                                                   485                       157
    Net (increase) in loans                                                                (7,373)                   (8,866)
                                                                                -----------------         ------------------
                Net cash used in investing activities                                      (5,907)                  (17,018)
                                                                                -----------------         ------------------

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)



                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      1999                       1998
                                                                                -----------------        ------------------
                                                                                   (unaudited)                (unaudited)
FINANCING ACTIVITIES
    Net increase in demand, money market and
      savings deposits                                                                      8,271                    16,000
    Net increase in time deposits                                                           2,901                     7,606
    Net increase (decrease) in repurchase agreements                                           18                    (2,268)
    Net increase in short-term borrowings                                                      11                       494
    Common stock issued                                                                       146                       160
    Cash dividends paid on common stock                                                    (1,022)                     (720)
                                                                                -----------------         ------------------
                Net cash provided by financing activities                                  10,325                    21,272
                                                                                -----------------         -----------------

                Increase in cash and cash equivalents                                       6,992                     6,682

CASH AND CASH EQUIVALENTS
    Beginning of the period                                                                15,682                    14,973
                                                                                -----------------         -----------------

    End of the period                                                           $          22,674         $          21,655
                                                                                =================         =================


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

2. The results of operations for the six month period ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):

                                                                                    Amortized                    Fair
                                                                                      Cost                       Value
                                                                                ----------------         ------------------
        SECURITIES HELD TO MATURITY:
        ----------------------------

                                                                                              June 30, 1999
                                                                                -------------------------------------------
                                                                                               (unaudited)

           Obligations of States and Political Subdivisions                     $          23,986         $          23,982
                                                                                =================         =================

                                                                                            December 31, 1998
                                                                                -------------------------------------------
           Obligations of States and Political Subdivisions                     $          22,057         $          22,792
                                                                                =================         =================

        SECURITIES AVAILABLE FOR SALE:
        ------------------------------                                                        June 30, 1999
                                                                                -------------------------------------------
                                                                                               (unaudited)

           U.S. Treasury Securities                                             $          14,033         $          14,079
           U.S. Government Securities                                                      48,182                    47,290
           Obligations of States and Political Subdivisions                                 4,643                     4,589
           Corporate Bonds                                                                  9,577                     9,354
           Other Equity Securities                                                          1,872                     1,852
                                                                                -----------------         -----------------
                                                                                $          78,307         $          77,164
                                                                                =================         =================

                                                                                            December 31, 1998
                                                                                -------------------------------------------
           U.S. Treasury Securities                                             $          21,021         $          21,318
           U.S. Government Securities                                                      46,374                    46,631
           Obligations of States and Political Subdivisions                                 3,391                     3,457
           Corporate Bonds                                                                  9,599                     9,628
           Other Equity Securities                                                          1,853                     1,852
                                                                                -----------------         -----------------
                                                                                $          82,238         $          82,886
                                                                                =================         =================

                                      -9-

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


4. The Company's loan portfolio is composed of the following (000 omitted):

                                                                                    JUNE 30,                 DECEMBER 31,
                                                                                      1999                       1998
                                                                                -----------------         -----------------
                                                                                   (unaudited)
        Real estate loans:
              Construction                                                      $          16,304         $          20,330
              Secured by farmland                                                           1,660                     1,143
              Secured by 1 - 4 family residential                                          88,515                    85,086
              Other real estate loans                                                      67,747                    64,039
        Loans to farmers (except secured by real estate)                                      154                       144
        Commercial and industrial loans (except those
              secured by real estate)                                                      23,191                    17,536
        Loans to individuals for personal expenditures                                     22,200                    22,504
        All other loans                                                                     3,472                     3,981
                                                                                -----------------         -----------------
                                                                                          223,243                   214,763
        Less:
              Deferred loan fees                                                             (287)                     (195)
              Allowance for loan losses                                                    (2,517)                   (2,286)
                                                                                -----------------         ------------------
                                                                                $         220,439         $         212,282
                                                                                =================         =================


5. Activity in the allowance for loan losses is as follows (000 omitted):

                                                                                    JUNE 30,                 DECEMBER 31,
                                                                                      1999                       1998
                                                                                -----------------         -----------------
                                                                                   (unaudited)
        Balance at January 1                                                    $           2,286         $           2,010

        Recoveries added to the allowance                                                      36                        92
        Loan losses charged to the allowance                                                 (138)                     (647)
        Provision recorded to expense                                                         333                       831
                                                                                -----------------         -----------------

        Balance at end of period                                                $           2,517         $           2,286
                                                                                =================         =================



6.       Earnings and Dividends Paid Per Share:

     The weighted average number of shares outstanding for the six month periods ended June 30 were 2,045,026 in 1999 and 2,036,126 in 1998, respectively. Average shares for the three month periods ended June 30, 1999 and 1998 were 2,046,484 and 2,037,186.

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

OVERVIEW

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended June 30, 1999 amounted to $1.12 million or $.55 per share, equaling the $1.12 million or $.55 per share for the quarter ended June 30, 1999. Earnings for the six month period ended June 30, 1999 amounted to $2.22 million or $1.08 per share, an increase of 1.5% over the $2.18 million or $1.07 per share for the comparable period in 1998. The Company's annualized return on average equity for the six month period ended June 30, 1999 was 10.72%, compared to 11.36% in 1998. The Company's annualized return on average assets for the six months ended June 30, 1999 was 1.25%, compared to 1.35% for the comparative period in 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $234 thousand or 6.7% to $3.73 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, net interest income increased $550 thousand or 8.1% to $7.3 million. This improvement for the quarter and six month period can be attributed to an increase in average earning assets and a slight improvement in the net interest margin. Average earning assets increased $25.0 million to $328.6 million at June 30, 1999, an increase of 8.2% over $303.6 million at June 30, 1998. The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable and investment securities. Average interest bearing deposits at June 30, 1999 were $283.4 million, an increase of $42.2 million or 17.5% from $241.2 million at June 30, 1998. The net interest margin for the six months ended June 30, 1999 was 4.67%, slightly improved from 4.64% for the comparable period in 1998.

NONINTEREST INCOME

Noninterest income increased $36 thousand to $712 thousand for the three months ended June 30, 1999, an improvement of 5.3% over the comparative period in 1998. For the six months ended June 30, 1999 noninterest income increased $218 thousand or 17.9% to $1.4 million. Fees from trust services, brokerage services and mortgage banking operations accounted for much of the increase. Loan originations through the mortgage division decreased to $10.1 million during the quarter ended June 30, 1999, compared to $15.2 million for the three months ended June 30, 1998. This decrease can be attributed to a significant increase in overall mortgage rates during the second quarter of 1999. For the six months ended June 30, 1999, gross mortgage originations amounted to $23.3 million, a slight increase of $200 thousand from the $23.1 million originated for the comparable period in 1998.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

NONINTEREST EXPENSE

Operating expenses increased $393 thousand, or 16.6% to $2.8 million for the three months ended June 30, 1999, compared to $2.4 million for the same period in 1998. Operating expenses for the six months ended June 30, 1999 amounted to $5.4 million, an increase of $807 thousand or 17.6% over the comparable period in 1998. Incremental compensation costs of $264 thousand for the three month period and $498 thousand for the six month period associated with management additions and staff hirings for a new branch account for much of this increase.

FINANCIAL CONDITION

SUMMARY

At June 30, 1999, the Company has total assets of $363.8 million, an increase of $11.0 million or 3.1% from $352.8 million at December 31, 1998. Deposit growth of $11.2 million, increasing deposits to $317.7 million at June 30, 1999, was used to fund loan growth of $8.2 million, increasing loans receivable to $220.4 million at June 30, 1999. The securities portfolio of $101.2 million at June 30, 1999 consists of 13.9% U.S. Treasuries, 46.8% U.S. Government agencies and corporations, 28.3% obligations of state and political subdivisions, and 9.2% corporate bonds.

ASSET QUALITY

Nonperforming assets, consisting of non-accrual loans and other real estate owned, amounted to $1.3 million or .4% of assets at June 30, 1999, compared to $1.3 million or .4% of assets at December 31, 1998. The Company recorded a provision for loan losses of $162 thousand for the three month period ended June 30, 1999, compared to a provision of $175 thousand for the three month period ended June 30, 1998. Provision for loan losses for the six month period ended June 30, 1999 amounted to $333 thousand, compared to $310 thousand for 1998. The allowance for loan losses at June 30, 1999 amounted to $2.517 million compared to $2.286 million at December 31, 1998. The allowance for loan losses represents 305% of nonperforming loans and 1.13% of gross loans receivable at June 30, 1999. Management feels that the allowance is adequate to absorb any losses on existing loans receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of June 30, 1999 of $41.2 million increased $159 thousand or approximately .4% from $41.0 million at December 31, 1998. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 17.7% at June 30, 1999, compared to 17.4% at December 31, 1998, placing the Company in a well capitalized position as defined by regulators.

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

SECOND QUARTER YEAR 2000 READINESS DISCLOSURE

The following is an update to management's discussion of Year 2000 preparedness disclosures in the Company's Form 10K for the year ended December 31, 1998.

Testing

Core business systems mission-critical and non-mission critical: The inventory, assessment, remediation and testing phases have all now been completed. The Company has now placed 100% of remediated core business systems back into production.

Contingency Business and Event Planning

Management is enhancing the Company's existing business resumption plans to address various Year 2000 scenarios in the event that efforts to remediate these systems are not fully successful or are not completed in accordance with current expectations. Each line of business has significant involvement in the preparation of Year 2000 contingency plans designed to address specific business functions. The contingency plans include the use of third party service providers, alternative sources for power and telecommunications, use of alternative commercial vendors, alternative data security, redundant facilities and other contingency service suppliers. Contingency planning for both mission-critical systems and non-mission critical systems has been completed. These plans will be amended as the Company continues to obtain information relating to its own systems and the systems of its significant suppliers and large clients. The Company will continually test and revise the contingency plans as the Year 2000 approaches.

Information about the Company's Year 2000 Project, other than historical information, should be considered forward looking in nature and subject to various risks, uncertainties and assumptions. Statements regarding the completion of testing for Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the inability to control third party vendor and customer modification plans, the ability of the Company to implement suitable contingency plans, Congressional legislation, regulatory action and similar uncertainties.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments including hedging activities. While the effective date for implementation of SFAS 133 has been delayed, management continues to evaluate the impact on the consolidated financial statements of the Company.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits are not applicable.

                 (b) No form 8-K was filed during the six month period ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                                /s/O.R. Barham, Jr.
                          ------------------------
                                 O.R. Barham, Jr.
                                 President
                                 August 12, 1999


                              /s/Jeffrey W. Farrar
                          ------------------------
                                 Jeffrey W. Farrar, CPA
                                 Senior Vice President - Chief Financial Officer August 12, 1999