Form 10-Q
period 1999-09-30
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 1999-11-15
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-22747

                   Virginia Commonwealth Financial Corporation
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Virginia                                      54-1542438
--------------------------------------------        --------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)

 102 South Main Street, Culpeper, Virginia                  22701
---------------------------------------------              --------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 13, 1999:

Common Stock, $2.50 par value                                   2,046,487
-----------------------------                            -----------------------
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

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                      1999             1998
                                                                    ---------        ---------
                                                                   (unaudited)
ASSETS

Cash and due from depository institutions (non-interest
    bearing deposits)                                               $  10,420        $   9,765
Federal funds sold                                                      5,771            5,917
Securities (market value: 1999, $105,620; 1998, $105,678)             105,652          104,943
Loans held for sale                                                       631            5,400
Loans receivable, net                                                 228,310          212,282
Bank premises and equipment                                             9,502            9,233
Interest receivable                                                     2,563            2,536
Other real estate owned                                                   660              759
Other assets                                                            2,960            1,978
                                                                    ---------        ---------

Total Assets                                                        $ 366,469        $ 352,813
                                                                    =========        =========


LIABILITIES
Deposits:
    Noninterest-bearing demand deposits                             $  43,275        $  45,370
    Savings and interest-bearing demand deposits                      120,973          105,857
    Time deposits                                                     156,645          155,288
                                                                    ---------        ---------
        Total deposits                                                320,892          306,515

Repurchase agreements                                                     -              1,305
Other short-term borrowings                                             1,064            1,181
Interest payable                                                        1,293            1,207
Other liabilities                                                       1,476            1,610
                                                                    ---------        ---------
    Total Liabilities                                                 322,692          311,818
                                                                    ---------        ---------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
    no shares outstanding)                                                -                -
Common stock, par value $2.50 per share; (Authorized
    5,000,000 shares; issued and outstanding 2,046,487 shares
    1999; 2,041,764 shares 1998)                                        5,116            5,104
Capital surplus                                                         7,873            7,739
Retained earnings                                                      29,538           27,724
Accumulated other comprehensive income                                   (781)             428
                                                                    ---------        ---------
    Total Stockholders' Equity                                         41,745           40,995
                                                                    ---------        ---------

Total Liabilities and Stockholders' Equity                          $ 366,471        $ 352,813
                                                                    =========        =========


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    1999         1998
                                                                  ---------   ----------
                                                                 (unaudited)  (unaudited)
INTEREST INCOME
    Interest and fees on loans                                     $5,082       $4,744
    Interest on investment securities:
        Taxable                                                        38          346
        Nontaxable                                                    366          228
    Interest and dividends on securities available for sale:
        Taxable                                                     1,131          936
        Nontaxable                                                     46           24
        Dividends                                                      33           13
    Interest income on federal funds sold                             143          184
                                                                   ------       ------
              Total Interest Income                                 6,839        6,475
                                                                   ------       ------
INTEREST EXPENSE
    Interest on deposits                                            2,931        2,890
    Interest on short-term borrowings                                  18           56
                                                                   ------       ------
              Total Interest Expense                                2,949        2,946
                                                                   ------       ------

    NET INTEREST INCOME                                             3,783        3,529
Less: Provision for loan losses                                       152          170
                                                                   ------       ------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             3,631        3,359

OTHER INCOME
    Service charges on deposit accounts                               313          280
    Commissions and fees from fiduciary activities                    163          120
    Investment fee income                                              16           41
    Other operating income                                             50           70
    Gains (losses) on securities available for sale                     3            6
    Fees on mortgage loans sold                                        84          154
                                                                   ------       ------
              Total Other Income                                      629          671
                                                                   ------       ------
OTHER EXPENSE
    Compensation and employee benefits                              1,587        1,328
    Net occupancy expense                                             397          383
    Computer services                                                  55           87
    Professional fees                                                  63           17
    Merger expenses                                                     -          169
    Other operating expenses                                          615          562
                                                                   ------       ------
              Total Other Expense                                   2,717        2,546
                                                                   ------       ------
    INCOME BEFORE INCOME TAX EXPENSE                                1,543        1,484
Income tax expense                                                    421          426
                                                                   ------       ------
    NET INCOME                                                     $1,129       $1,058
                                                                   ======       ======

EARNINGS PER SHARE, BASIC AND ASSUMING DILUTION                    $  .56       $  .52
                                                                   ======       ======

DIVIDENDS PER SHARE                                                $  .25       $  .23
                                                                   ======       ======


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     1999         1998
                                                                   ----------  ----------
                                                                  (unaudited)  (unaudited)
INTEREST INCOME
    Interest and fees on loans                                     $15,058       $13,839
    Interest on investment securities:
        Taxable                                                        107           993
        Nontaxable                                                     760           625
    Interest and dividends on securities available for sale:
        Taxable                                                      3,276         2,778
        Nontaxable                                                     117            62
        Dividends                                                       83            28
    Interest income on federal funds sold                              350           504
                                                                   -------       -------
              Total Interest Income                                 19,751        18,829
                                                                   -------       -------
INTEREST EXPENSE
    Interest on deposits                                             8,563         8,335
    Interest on short-term borrowings                                   58           169
                                                                   -------       -------
              Total Interest Expense                                 8,621         8,504
                                                                   -------       -------

    NET INTEREST INCOME                                             11,130        10,325
Less: Provision for loan losses                                        485           480
                                                                   -------       -------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             10,645         9,845

OTHER INCOME
    Service charges on deposit accounts                                862           804
    Commissions and fees from fiduciary activities                     489           362
    Investment fee income                                               98           139
    Other operating income                                             245           175
    Gains (losses) on securities available for sale                      5             6
    Fees on mortgage loans sold                                        364           402
                                                                   -------       -------
              Total Other Income                                     2,063         1,888
                                                                   -------       -------
OTHER EXPENSE
    Compensation and employee benefits                               4,615         3,858
    Net occupancy expense                                            1,189         1,084
    Computer services                                                  188           225
    Professional fees                                                  251           115
    Merger expenses                                                      9           244
    Other operating expenses                                         1,863         1,609
                                                                   -------       -------
              Total Other Expense                                    8,106         7,135
                                                                   -------       -------
    INCOME BEFORE INCOME TAX EXPENSE                                 4,602         4,598
Income tax expense                                                   1,255         1,355
                                                                   -------       -------
    NET INCOME                                                     $ 3,347       $ 3,243
                                                                   =======       =======

EARNINGS PER SHARE, BASIC AND ASSUMING DILUTION                    $  1.64       $  1.59
                                                                   =======       =======

DIVIDENDS PER SHARE                                                $   .75       $   .72
                                                                   =======       =======


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (000 OMITTED)


                                                                    Accumulated
                                                                       Other
                                            Common       Capital   Comprehensive  Retained  Comprehensive
                                             Stock       Surplus      Income      Earnings     Income       Total
                                           --------     --------     --------     --------    ---------    --------

BALANCE, JANUARY 1, 1998                   $  5,086     $  7,468    $    104    $ 25,126     $    -       $ 37,784
Net income                                      -            -           -         3,243        3,243        3,243
Other Comprehensive Income, net of tax:
     Unrealized gain on securities
       available for sale during the
       period, net of tax
       of  ($275,000)                           -            -           -           -            707          -
     Less: reclassification adjustment,
       net of  tax of $2,000                                                                       (4)
                                                                                             ---------
     Other comprehensive income                 -            -           703                      703          703
                                                                                             ---------
     Comprehensive income                       -            -           -           -       $  3,946
                                                                                             =========

Cash dividends                                  -            -           -        (1,082)                   (1,082)
Issuance of common stock
   under dividend
   reinvestment plan                             15          223         -           -            -            238
                                           --------     --------    --------    --------     ---------    --------
BALANCE, SEPT. 30, 1998                    $  5,101     $  7,691    $    807    $ 27,287     $    -       $ 40,886
                                           ========     ========    ========    ========     =========    ========


BALANCE, JANUARY 1, 1999                   $  5,104     $  7,739    $    428    $ 27,724     $    -       $ 40,995
Net income                                      -            -           -         3,347        3,347        3,347
Other Comprehensive Income, net of tax:
     Unrealized losses on securities
       available for sale during the
       period, net of tax
       of  ($411,000)                           -            -           -           -         (1,208)         -
     Add reclassification
       adjustment, net of tax
       of  ($441)                               -            -           -           -             (1)         -
                                                                                             ---------
     Other comprehensive income                 -            -        (1,209)                  (1,209)      (1,209)
                                                                                             ---------
     Comprehensive income                       -            -           -           -       $  2,138
                                                                                             =========
Cash dividends                                  -            -           -        (1,534)                   (1,534)
Issuance of common stock
   under dividend
   reinvestment plan                             12          134         -           -            -            146
                                           --------     --------    --------    --------     ---------    --------
BALANCE, SEPT. 30, 1999                    $  5,116     $  7,873    $   (781)    $29,537     $    -       $ 41,745
                                           ========     ========    ========    ========     =========    ========

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIA L CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)




                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       1999           1998
                                                                   -----------    --------------
                                                                    (unaudited)     (unaudited)

OPERATING ACTIVITIES
    Net income                                                      $  3,347        $  3,243
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                       485             480
         Deferred tax expense (benefit)                                  (76)            (85)
         Depreciation and amortization                                   512             589
         Pension (income) expense                                        -               -
         (Gain) loss on sale of securities available for sale             (2)             (6)
         (Gain) loss on sale of other real estate                         30              (2)
         Amortization (accretion) of premiums and
           discounts on securities                                        24              32
         Fees on mortgage loans sold                                    (364)           (402)
         Proceeds from sale of mortgage loans                         31,778          26,365
         Purchase of loans for sale                                  (26,645)        (25,963)
         Changes in assets and liabilities:
           (Increase) in interest receivable                             (28)            282
           Decrease (increase) in other assets                          (964)            455)
           Increase in interest payable                                   86             101
           (Decrease) increase in other liabilities                      676             118
                                                                    --------        --------
                Net cash provided by operating activities              8,859           4,297
                                                                    --------        --------

INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale                4,000           3,264
    Proceeds from maturities of investment securities                    620           5,162
    Proceeds from maturities and principal payments
      of securities available for sale                                17,690          31,264
    Purchase of investment securities                                 (2,397)         (9,419)
    Purchase of securities available for sale                        (22,510)        (34,199)
    Purchase of premises and equipment                                (1,518)         (1,346)
    Additions to other real estate                                      (669)           (695)
    Proceeds from sale of other real estate                              739             360
    Net (increase) in loans                                          (16,144)        (11,957)
                                                                    --------        --------
                Net cash used in investing activities                (20,189)        (17,566)
                                                                    --------        --------

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1999           1998
                                                                 -------------   ------------
                                                                (unaudited)      (unaudited)

FINANCING ACTIVITIES
    Net increase in demand, money market and
      savings deposits                                            11,152          17,922
    Net increase in time deposits                                  3,227           9,302
    Net increase (decrease) in repurchase agreements              (1,035)         (2,152)
    Net increase (decrease) in short-term borrowings                 (67)           (650)
    Proceeds (repayments) from issuance of note payable              (50)            100
    Common stock issued                                              146             238
    Cash dividends paid on common stock                           (1,534)         (1,082)
                                                                --------        --------
                Net cash provided by financing activities         11,839          23,678
                                                                --------        --------
                Increase in cash and cash equivalents                509          10,409

CASH AND CASH EQUIVALENTS
    Beginning of the period                                       15,682          14,973
                                                                --------        --------
    End of the period                                           $ 16,191        $ 25,382
                                                                ========        ========

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTMBER 30, 1999 AND DECEMBER 31, 1998


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

2. The results of operations for the nine month period ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):




                                                                        Amortized                    Fair
                                                                          Cost                       Value
                                                                    -----------------         -----------------

        SECURITIES HELD TO MATURITY:
                                                                               September 30, 1999
                                                                    -------------------------------------------
                                                                                   (unaudited)

           Obligations of States and Political Subdivisions         $          23,827         $          23,769
                                                                    =================         =================

                                                                                December 31, 1998
                                                                    -------------------------------------------
           Obligations of States and Political Subdivisions         $          22,057         $          22,792
                                                                    =================         =================

        SECURITIES AVAILABLE FOR SALE:
                                                                               September 30, 1999
                                                                    -------------------------------------------
                                                                                   (unaudited)

           U.S. Treasury Securities                                 $          11,537         $          11,580
           U.S. Government Securities                                          55,418                    54,578
           Obligations of States and Political Subdivisions                     4,642                     4,565
           Corporate Bonds                                                      9,572                     9,348
           Other Equity Securities                                              1,839                     1,754
                                                                    -----------------         -----------------
                                                                    $          83,008         $          81,825
                                                                    =================         =================

                                                                                December 31, 1998
                                                                    -------------------------------------------
           U.S. Treasury Securities                                 $          21,021         $          21,318
           U.S. Government Securities                                          46,374                    46,631
           Obligations of States and Political Subdivisions                     3,391                     3,457
           Corporate Bonds                                                      9,599                     9,628
           Other Equity Securities                                              1,853                     1,852
                                                                    -----------------         -----------------
                                                                    $          82,238         $          82,886
                                                                    =================         =================

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

4.   The Company's loan portfolio is composed of the following (000 omitted):


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                 1999              1998
                                                               ---------        ----------
                                                              (unaudited)
        Real estate loans:
              Construction                                     $  13,613        $  20,330
              Secured by farmland                                  1,648            1,143
              Secured by 1 - 4 family residential                 94,042           85,086
              Other real estate loans                             70,152           64,039
        Loans to farmers (except secured by real estate)             122              144
        Commercial and industrial loans (except those
              secured by real estate)                             23,179           17,536
        Loans to individuals for personal expenditures            24,477           22,504
        All other loans                                            4,014            3,981
                                                               ---------        ---------
                                                                 231,247          214,763
        Less:
              Deferred loan fees                                    (315)            (195)
              Allowance for loan losses                           (2,622)          (2,286)
                                                               ---------        ---------
                                                               $ 228,310        $ 212,282
                                                               =========        =========



5.   Activity in the allowance for loan losses is as follows (000 omitted):



                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     1999           1998
                                                  ----------      --------
                                                  (unaudited)

        Balance at January 1                       $ 2,286        $ 2,010

        Recoveries added to the allowance               49             92
        Loan losses charged to the allowance          (198)          (647)
        Provision recorded to expense                  485            831
                                                   -------        -------

        Balance at end of period                   $ 2,622        $ 2,286
                                                   =======        =======


6.   Earnings and Dividends Paid Per Share:

     The weighted average number of shares outstanding for the nine month periods ended September 30 were 2,045,519 in 1999 and 2,037,659 in 1998, respectively. Average shares for the three month periods ended September 30, 1999 and 1998 were 2,046,487 and 2,039,115.

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

OVERVIEW

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended September 30, 1999 amounted to $1.13 million or $.56 per share, compared to $1.06 million or $.52 per share for the quarter ended September 30, 1998. Earnings for the nine month period ended September 30, 1999 amounted to $3.35 million or $1.64 per share, an increase of 3.2% over the $3.24 million or $1.59 per share for the comparable period in 1998. The Company's annualized return on average equity for the nine-month period ended September 30, 1999 was 10.76%, compared to 11.14% in 1998. The Company's annualized return on average assets for the nine months ended September 30, 1999 was 1.25%, compared to 1.32% for the comparative period in 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $364 thousand or 5.3% to $3.78 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, net interest income increased $805 thousand or 7.8% to $11.1 million. This improvement for the quarter and nine-month period can be attributed to an increase in average earning assets and a slight improvement in the net interest margin. Average earning assets increased $25.0 million to $332.8 million at September 30, 1999, an increase of 4.9% over $317.1 million at September 30, 1998. The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable and investment securities. Average interest bearing deposits at September 30, 1999 were $270.5 million, an increase of $19.2 million or 7.6% from $251.3 million at September 30, 1998. The net interest margin for the nine months ended September 30, 1999 was 4.70%, slightly improved from 4.63% for the comparable period in 1998.

NONINTEREST INCOME

Noninterest income decreased $42 thousand to $629 thousand for the three months ended September 30, 1999, a decrease of 6.3% over the comparative period in 1998. For the nine months ended September 30, 1999 noninterest income increased $175 thousand or 9.3% to $2.1 million. Fees from trust services and deposit relationships accounted for much of the increase. Loan fees generated through the mortgage division decreased to $84 thousand during the quarter ended September 30, 1999, compared to $154 thousand for the three months ended September 30, 1998. This decrease can be attributed to a significant increase in overall mortgage rates during the period. For the nine months ended September 30, 1999, fees from the mortgage division amounted to $364 thousand, a decrease of $38 thousand from the $402 thousand generated for the comparable period in 1998.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

NONINTEREST EXPENSE

Operating expenses increased $171 thousand, or 6.7% to $2.7 million for the three months ended September 30, 1999, compared to $2.5 million for the same period in 1998. Operating expenses for the nine months ended September 30, 1999 amounted to $8.1 million, an increase of $971 thousand or 13.6% over the comparable period in 1998. Incremental compensation costs of $259 thousand for the three month period and $757 thousand for the nine month period associated with management additions, staff hiring for a new branch and staff hiring for Virginia Commonwealth Trust Company account for much of this increase.

FINANCIAL CONDITION

SUMMARY

At September 30, 1999, the Company has total assets of $366.5 million, an increase of $13.7 million or 3.9% from $352.8 million at December 31, 1998. Deposit growth of $14.4 million, increasing deposits to $320.9 million at September 30, 1999, was used to fund loan growth of $16.0 million, increasing loans receivable to $228.3 million at September 30, 1999.

ASSET QUALITY

Nonperforming assets, consisting of non-accrual loans and other real estate owned, amounted to $1.4 million or .39% of assets at September 30, 1999, compared to $1.4 million or .39% of assets at December 31, 1998. The Company recorded a provision for loan losses of $152 thousand for the three month period ended September 30, 1999, compared to a provision of $170 thousand for the three month period ended September 30, 1998. Provision for loan losses for the nine-month period ended September 30, 1999 amounted to $485 thousand, compared to $480 thousand for 1998. The allowance for loan losses at September 30, 1999 amounted to $2.622 million compared to $2.286 million at December 31, 1998. The allowance for loan losses represents 220% of nonperforming loans and 1.13% of gross loans receivable at September 30, 1999. Management feels that the allowance is adequate to absorb any losses on existing loans receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of September 30, 1999 of $41.7 million increased $750 thousand or approximately 1.8% from $41.0 million at December 31, 1998. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 17.2% at September 30, 1999, compared to 17.4% at December 31, 1998, placing the Company in a well capitalized position as defined by regulators.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
                                  OF OPERATIONS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits are not applicable.

         (b) The Company filed a Form 8-K on September 28, 1999 announcing that it had entered a definitive agreement to affiliate with Caroline Savings Bank of Bowling Green, Virginia. The agreement calls for the Registrant to be the continuing entity and Caroline to become a wholly-owned subsidiary of the Registrant. The reorganization is expected to be completed in the first quarter of 2000 and is subject to stockholder and regulatory approval.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                             /s/  O.R. Barham, Jr.
                          --------------------------
                                  O.R. Barham, Jr.
                                  President
                                  November 13, 1999


                             /s/ Jeffrey W. Farrar
                          --------------------------
                                 Jeffrey W. Farrar, CPA
                                 Senior Vice President - Chief Financial Officer November 13, 1999