Form 10-K405
period 1999-12-31
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2000-03-30
CIK 862077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-K405

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ______________ to ______________

                        Commission file number 000-22747
                                               ----------

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

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2000 was $49,486,500

     The number of shares outstanding of the registrant's common stock as of March 15, 2000 were 2,356,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement dated February 28, 2000 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 10, 2000 are incorporated by reference into Part III.

                                    PART I

ITEM 1.  BUSINESS


General

     Virginia Commonwealth Financial Corporation ("VCFC" or "the Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia on July 2, 1990. VCFC holds 100% ownership in three affiliate companies: Second Bank & Trust (SB&T) which was chartered in 1900 and acquired by VCFC on July 2, 1990, pursuant to the formation of the holding company; Virginia Heartland Bank
(VHB), which affiliated with VCFC on October 8, 1998; and Virginia Commonwealth Trust Company, which was organized in May, 1999. The trust company purchased the existing trust division of Second Bank & Trust.

     The Company's primary asset is its stock investment in the affiliates, with cash and short-term investments accounting for the remainder of assets. SB&T owns one subsidiary, Second Service Company, which owns a 12% partnership interest in Bankers Title of Fredericksburg, a title insurance company. VHB also owns a subsidiary, Virginia Heartland Service Corporation, which owns a 6% partnership interest in Banker's Title of Fredericksburg. In addition, SB&T and VHB each own a 50% interest in VHB Mortgage LLC, a mortgage company serving the greater Fredericksburg, Virginia area.

     The Company is headquartered in Culpeper, Virginia, and, through its affiliates, offers a full array of banking, trust and investment services through ten retail offices serving the counties of Culpeper, Madison, Orange, Rockingham, Spotsylvania and the City of Fredericksburg. The Banks' primary business is the granting of residential real estate loans, commercial real estate loans, and, to a lesser extent, commercial business and consumer loans, funded through solicitation of deposits. The trust subsidiary provides investment management, trust, estate administration and financial planning services. The Company's affiliates are community-oriented organizations servicing the financial service needs of their respective markets.

     The principal sources of funds for the Company's lending and investment activities include deposits, repayments on loans and mortgage-backed securities, repayments on maturing securities and other borrowed funds. Principal sources of revenue include interest and fees on loans and investment securities, fee income derived from deposit and investment account relationships. Principal expenses include interest paid on deposits and other borrowings as well as operating expenses.

     For more information on the Company's business, see "Message to Stockholders" on pages 2 through 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 5 of the Annual Report to Stockholders incorporated by reference herein.

Competition

     The banking business in Virginia, and in the Bank's market area specifically, is highly competitive with respect to both loans and deposits. The subsidiary banks principle competition in its market area consists of the major statewide and community banks. The Banks also compete with savings associations, credit unions, brokerage houses and mortgage brokers. The primary factors in competing for savings deposits include convenience of locations and rates being offered. Primary factors in competing for loans include rate and fee structures as well as compliment of product offerings.

Employees

     At December 31, 1999, VCFC had no employees. The subsidiary banks employ 155 full-time employees. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

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

       The Gramm-Leach-Bliley Act of 1999 (the Act) was enacted on November 12, 1999. The Act draws new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted. The Act imposes Community Reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

       The Act creates a new form of financial organization called a financial holding company that may own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act.

       A bank holding company must satisfy special criteria to qualify for the expanded powers authorized by the Act, including the maintenance of a well-capitalized and well-managed status for all affiliate banks and a satisfactory community reinvestment rating,

       The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

       As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category. See Note 19 to the consolidated financial statements on pages 39 and 40 of the 1999 Annual Report to Stockholders incorporated by reference herein for further discussion.

New Accounting Pronouncements

       See "New Accounting Pronouncements" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of the Annual Report to Stockholders incorporated by reference herein for discussion.

ITEM 2.  PROPERTIES

       The Company owns its headquarters consisting of approximately 35,000 square feet located at its Main Office location in Culpeper, Virginia. The Company's subsidiary banks own seven branch locations and lease three other locations in Virginia. Additional information regarding lease commitments can be found on pages 35 and 36 of the Annual Report to Stockholders incorporated by reference herein.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       The information under the heading "Stockholder Information" on page 47 of the 1999 Annual Report to Stockholders is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

       The information under the heading "Financial Highlights" on page 4 of the 1999 Annual Report to Stockholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 19 of the 1999 Annual Report to Stockholders are incorporated by reference herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       See "Interest Rate Sensitivity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 of the 1999 Annual Report to Stockholders incorporated by reference herein for further discussion.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements of the Company, including the related notes and the report of the independent auditors, are incorporated herein by reference to pages 20 through 43 of the 1999 Annual Report to Stockholders and is filed herewith as Exhibit 13.
       1.   Auditor's Report (page 43).
       2.   Consolidated Balance Sheets - December 31, 1999 and 1998 (page 20).
       3. Consolidated Statements of Income - Years Ended December 31, 1999, 1998, and 1997 (page 21).
       4. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1999, 1998, and 1997 (page 22).
       5. Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998, and 1997 (pages 23-24).
       6.   Notes to Consolidated Financial Statements (pages 25-43).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information with respect to Directors is incorporated by reference herein from pages 2 through 4 of the Company's 2000 Proxy Statement, which is attached hereto as Exhibit 99, related to "Election of Directors." The executive officers of the Company as of February 28, 2000 are as follows:


Name                         Age        Current Position
----                         ---        ----------------

William B. Young             62         Chairman and CEO of the 1998; Chairman
                                        of Virginia 1988. Company since October,
                                        Heartland Bank since

O. R. Barham, Jr.            49         President of the Company of Second Bank
                                        & Trust since since 1996;  President and
                                        1996. CEO

Edward V. Allison, Jr.       61         Senior Vice President and since October,
                                        1998; since 1988, CEO of Virginia 2000.
                                        Secretary of the Company President of
                                        Virginia Heartland Bank since January,
                                        Heartland Bank

Jeffrey W. Farrar            39         Executive Vice President and Chief
                                        Financial Officer of the Company since
                                        1996.


ITEM 11.  EXECUTIVE COMPENSATION

       Incorporated by reference herein from pages 5 through 6 of the Company's 2000 Proxy Statement, which is attached hereto as Exhibit 99 under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference herein from page 3 through 4 of the Company's 2000 Proxy Statement, which is attached hereto as Exhibit 99, regarding beneficial ownership of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated by reference herein from page 8 of the Company's 2000 Proxy Statement, which is attached hereto as Exhibit 99 under the caption "Transactions with Directors and Officers."

                                     PART IV


ITEM 14.  EXHIBITS AND REPORTS OF FORM 8-K

Item 14(a) Exhibits

     The following exhibits either are filed as part of this Report or are incorporated herein by reference:

     Exhibit No. 2    Plan of Reorganization incorporated by reference to
                      Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 filed on June 23, 1998 (File No. 333-57479).

     Exhibit No. 2.1  Agreement and Plan of Reorganization between Caroline
                      Savings Bank and Virginia Commonwealth Financial Corporation, dated as of September 15, 1999, incorporated herein by reference to Appendix A to Form S-4 filed on November 26, 1999 (File No. 333-91711).

     Exhibit No. 3.1  Articles of Incorporation incorporated by reference to
                      Exhibit 3 to the Company's 10-K, dated March 30, 1999.

     Exhibit No. 3.2  Bylaws incorporated by reference to Exhibit 3 to the
                      Company's 10-K, dated March 30, 1999.

     Exhibit No. 4    Rights Agreement dated September 10, 1998 is incorporated
                      by reference to Exhibits 1 and 2 to the Form 8A
                      Registration Statement filed on September 22, 1998 (File
                      No. 000-22747).

     Exhibit 10 Employment contracts of certain officers are incorporated by reference to Exhibits 10.1-10.3 and 10.6 of the Company's Agreement and Plan of Reorganization on Form S-4 filed on June 23, 1998 (File No. 333-57479).

     Exhibit No. 13   Virginia Commonwealth Financial Corporation 1999 Annual
                      Report to Stockholders.

     Exhibit No. 21   Subsidiaries of the Registrant are incorporated by
                      reference to page 25 of the 1999 Annual Report to Stockholders.

     Exhibit No. 27   Financial Data Schedule.

     Exhibit No. 99   Virginia Commonwealth Financial Corporation 2000 Annual
                      Proxy Statement.

Item 14(b) Reports on Form 8-K

     On February 15, 2000, the Company filed a Form 8-K that included a press release announcing the February 14, 2000 completion of the Caroline Savings Bank acquisition.

     On September 24, 1999, the Company filed a Form 8-K that included a press release announcing the September 15, 1999 execution of a definitive agreement and plan of reorganization with Caroline Savings Bank.

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

VIRGINIA COMMONWEALTH FINANCIAL CORPORATION (Registrant)
By:          /s/ O. R. Barham, Jr.                                  3/27/00
     -----------------------------------                         --------------
         O. R. Barham, Jr.                                           Date
         President and Director




            /s/ Jeffrey W. Farrar                                   3/27/00
     -----------------------------------                         --------------
         Jeffrey W. Farrar, CPA                                      Date
         Executive Vice President/Principle Accounting Officer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                                       SIGNATURE AND TITLE
----                                       -------------------

          3/27/00                         /s/ O.R. Barham, Jr.
--------------------------           ----------------------------------------
                                     O.R. Barham, Jr., President & Director


          3/27/00                         /s/ E. Page Butler
--------------------------           ----------------------------------------
                                     E. Page Butler, Director


          3/27/00                         /s/Gregory L. Fisher
--------------------------           ----------------------------------------
                                     Gregory L. Fisher, Director


          3/27/00                         /s/ Marshall D. Gayheart, Jr.
--------------------------           ----------------------------------------
                                     Marshall D. Gayheart, Jr., Director


          3/27/00                         /s/ Taylor E. Gore
--------------------------           ----------------------------------------
                                     Taylor E. Gore, Chairman & Director


          3/27/00                         /s/ W. Robert Jebson, Jr.
--------------------------           ----------------------------------------
                                     W. Robert Jebson, Jr., Director


          3/27/00                         /s/ H. Wayne Parrish
--------------------------           ----------------------------------------
                                     H. Wayne Parrish, Director


          3/27/00                         /s/ W. R. Southworth
--------------------------           ----------------------------------------
                                     W.R. Southworth, Director


          3/27/00                         /s/Thomas F. Williams, Fr.
--------------------------           ----------------------------------------
                                     Thomas F. Williams, Jr., Director


          3/27/00                         /s/William B. Young
--------------------------           ----------------------------------------
                                     William B. Young, Chairman & CEO, Director