Form 10-Q
period 2000-03-31
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2000-05-15
CIK 862077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ------------------------------------

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



For the transition period from                   to
                              -------------------


Commission File Number 000-22747
                       ----------

                   Virginia Commonwealth Financial Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Virginia                                            54-1542438
-----------------------                                  ----------
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                       Identification No.)

 102 South Main Street, Culpeper, Virginia               22701
--------------------------------------------          ----------
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
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000:

Common Stock, $2.50 par value            2,356,500
-----------------------------        -----------------------
     Class                        Number of Shares

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                  Page No.
ITEM 1    Consolidated Financial Statements:

          Consolidated Balance Sheets                                                 3

          Consolidated Statements of Income                                           4

          Consolidated Statements of Changes in Stockholders' Equity                  5

          Consolidated Statements of Cash Flows                                      6-7

          Notes to Financial Statements                                              8-10

ITEM 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 11-13

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk                 13

                          PART II - OTHER INFORMATION



ITEM 1    Legal Proceedings                                                          14

ITEM 2    Change in Securities                                                       14

ITEM 3    Defaults Upon Senior Securities                                            14

ITEM 4    Submission of Matters to a Vote of Security Holders                        14

ITEM 5    Other Information                                                          14

ITEM 6    Exhibits and Reports on Form 8-K                                           14

                                  SIGNATURES                                         15

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                 MARCH 31,   DECEMBER 31,
                                                                      2000           1999
                                                                  --------       --------
                                                                (unaudited)
ASSETS

Cash and due from depository institutions (non-interest
 bearing deposits)                                                $ 14,790       $ 14,426
Federal funds sold                                                   4,821          2,123
Securities (market value: 2000, $101,816; 1999, $105,736)          102,157        106,010
Loans held for sale                                                  4,745          4,237
Loans receivable, net                                              281,024        270,367
Bank premises and equipment                                         10,925         10,989
Interest receivable                                                  2,968          2,980
Other real estate owned                                                757            902
Other assets                                                         3,879          3,545
                                                                  --------       --------

Total Assets                                                      $426,066       $415,579
                                                                  ========       ========


LIABILITIES
Deposits:
 Noninterest-bearing demand deposits                              $ 50,508       $ 44,293
 Savings and interest-bearing demand deposits                      133,057        133,690
 Time deposits                                                     186,521        183,354
                                                                  --------       --------
    Total deposits                                                 370,086        361,337

Repurchase agreements                                                  -              396
Federal Home Loan Bank advances                                      2,380          2,400
Other short-term borrowings                                          2,223            988
Interest payable                                                     1,338          1,316
Other liabilities                                                    2,548          1,955
                                                                  --------       --------
 Total Liabilities                                                 378,575        368,392
                                                                  --------       --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
 no shares outstanding)                                                -              -
Common stock, par value $2.50 per share; (Authorized
 3,000,000 shares; issued and outstanding 2,356,500 shares
 2000 and 1999)                                                      5,891          5,891
Capital surplus                                                     10,535         10,541
Retained earnings                                                   32,501         31,868
Accumulated other comprehensive income                              (1,436)        (1,113)
                                                                  --------       --------
 Total Stockholders' Equity                                         47,491         47,187
                                                                  --------       --------

Total Liabilities and Stockholders' Equity                        $426,066       $415,579
                                                                  ========       ========

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                  2000       1999
                                                               --------   -----------
                                                             (unaudited)  (unaudited)
Interest Income
 Interest and fees on loans                                      $6,217       $5,663
 Interest on investment securities:
  Taxable                                                            38           31
  Nontaxable                                                        249          246
 Interest and dividends on securities available for sale:
  Taxable                                                         1,136        1,144
  Nontaxable                                                         50           41
  Dividends                                                          29           32
 Interest income on federal funds sold                               35           70
                                                                 ------       ------
   Total Interest Income                                          7,754        7,227
                                                                 ------       ------
Interest Expense
 Interest on deposits                                             3,340        3,160
 Interest on Federal Home Loan Bank advances                         47           41
 Interest on short-term borrowings                                   43           22
                                                                 ------       ------
   Total Interest Expense                                         3,430        3,223
                                                                 ------       ------
 Net Interest Income                                              4,324        4,004
Less: Provision for loan losses                                     155          191
                                                                 ------       ------
 Net Interest Income after Provision for Loan Losses              4,169        3,813
Other Income
 Service charges on deposit accounts                                382          316
 Commissions and fees from fiduciary activities                     175          164
 Investment fee income                                               39           50
 Other operating income                                              77           89
 Gains (losses) on securities available for sale                      -            5
 Fees on mortgage loans sold                                         83          242
                                                                 ------       ------
   Total Other Income                                               756          866
                                                                 ------       ------
Other Expense
 Compensation and employee benefits                               1,810        1,709
 Net occupancy expense                                              462          430
 Computer services                                                  146          106
 Professional fees                                                   83           76
 Other operating expenses                                           741          698
                                                                 ------       ------
   Total Other Expense                                            3,242        3,019
                                                                 ------       ------
 Income Before Income Tax Expense                                 1,683        1,660
Income tax expense                                                  461          487
                                                                 ------       ------
 Net Income                                                      $1,222       $1,173
                                                                 ======       ======

Earnings per Share, basic and diluted                            $  .52       $  .50
                                                                 ======       ======

Dividends per Share                                              $  .25       $  .22
                                                                 ======       ======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (000 OMITTED)


                                                         Accumulated
                                                            Other
                                     Common   Capital   Comprehensive   Retained   Comprehensive
                                      Stock   Surplus       Income      Earnings       Income       Total
                                     -------  --------  --------------  ---------  --------------  --------

Balance, January 1, 1999             $5,802   $10,084         $   839    $29,680        $      -   $46,405
Net income                                -         -               -      1,173           1,173     1,173
Other Comprehensive Income,
 net of tax:
  Unrealized losses on securities
   available for sale during the
   period, net of tax
   of  ($172,000)                         -         -               -          -            (331)        -
  Add reclassification
   adjustment, net of tax
   of  ($1,000)                           -         -               -          -               2         -
                                                                                       ---------
  Other comprehensive income              -         -            (329)                      (329)     (329)
                                                                                       ---------
  Comprehensive income                    -         -               -          -        $    844
                                                                                       =========   =======
Cash dividends                            -         -               -       (510)                     (510)
5% stock dividend                        73       311               -       (384)              -         -
Issuance of common stock
 under dividend
 reinvestment plan                       12       134               -          -               -       146
                                     ------   -------        --------    -------       ---------   -------
Balance, March 31, 1999              $5,887   $10,529         $   510    $29,959        $      -  $ 46,885
                                     ======   =======        ========    =======       =========   =======


Balance, January 1, 2000             $5,891   $10,541         $(1,113)   $31,868        $      -  $ 47,187
Net income                                -         -               -      1,222           1,222     1,222
Other Comprehensive Income,
 net of tax:
  Unrealized losses on securities
   available for sale during the
   period, net of tax
   of  ($164,000)                         -         -               -          -            (323)        -
                                                                                      ----------
  Other comprehensive income              -         -            (323)                      (323)     (323)
                                                                                      ----------
  Comprehensive income                    -         -               -          -       $     899
                                                                                      ==========   =======
Cash dividends                            -         -               -       (589)                     (589)
Cash paid in lieu of shares               -        (6)              -          -               -        (6)
                                     ------   -------        --------    -------      ----------   -------
Balance, March 31, 2000              $5,891   $10,535         $(1,436)   $32,501       $       -  $ 47,491
                                     ======   =======        ========    =======      ==========   =======


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2000         1999
                                                               --------     --------
                                                             (unaudited)  (unaudited)

OPERATING ACTIVITIES
 Net income                                                    $  1,222     $  1,173
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                      155          191
     Deferred tax expense (benefit)                                 (34)         (10)
     Depreciation and amortization                                  241          243
     Pension (income) expense                                         -            -
     (Gain) loss on sale of securities available for sale             -           (2)
     (Gain) loss on sale of other real estate                        19           (1)
     Amortization of premiums and discounts on securities            18           12
     Fees on mortgage loans sold                                    (83)        (242)
     Proceeds from sale of mortgage loans                         4,644       15,972
     Purchase of loans for sale                                  (4,561)     (15,730)
     Changes in assets and liabilities:
      Decrease in interest receivable                                12          101
      (Increase) decrease in other assets                          (256)         367
      Decrease in interest payable                                   22           40
      Decrease (increase) in other liabilities                      592          149
                                                               --------     --------
         Net cash provided by operating activities                1,989        2,263
                                                               --------     --------

INVESTING ACTIVITIES
 Proceeds from sale of securities available for sale                  -        7,937
 Proceeds from maturities of investment securities                  635          207
 Proceeds from maturities and principal payments
   of securities available for sale                               3,942        4,000
 Purchase of investment securities                                    -         (505)
 Purchase of securities available for sale                       (1,107)      (3,321)
 Purchase of premises and equipment                                (176)        (484)
 Additions to other real estate                                     (14)        (210)
 Proceeds from sale of other real estate                            127          276
 Net (increase) in loans                                        (11,306)      (9,276)
                                                               --------     --------
         Net cash used in investing activities                   (7,899)      (1,376)
                                                               --------     --------

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2000         1999
                                                             -------      -------
                                                          (unaudited)  (unaudited)
FINANCING ACTIVITIES
 Net increase in demand, money market and
   savings deposits                                            5,582        3,739
 Net increase (decrease) in time deposits                      3,167       (1,237)
 Payments of Federal Home Loan Bank advances                     (20)        (100)
 Net decrease in repurchase agreements                          (396)        (244)
 Net increase (decrease) in short-term borrowings              1,235         (776)
 Fractional shares paid                                           (6)           -
 Issuance of common stock - dividend reinvestment plan             -          146
 Cash dividends paid on common stock                            (589)        (510)
                                                             -------      -------
         Net cash provided by financing activities             8,973        1,018
                                                             -------      -------

         Increase in cash and cash equivalents                 3,063        1,905

CASH AND CASH EQUIVALENTS
 Beginning of the period                                      16,548       17,741
                                                             -------      -------

 End of the period                                           $19,611      $19,646
                                                             =======      =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1999.

2. The results of operations for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):

                                                                    Amortized   Fair
                                                                      Cost      Value
                                                                    --------  -------
    Securities Held to Maturity:
    ---------------------------
                                                                      March 31, 2000
                                                                    -----------------
                                                                       (unaudited)

      Obligations of States and Political Subdivisions              $22,878   $22,537
      U.S. Government Securities                                          4         4
                                                                    -------   -------
                                                                    $22,882   $22,541
                                                                    =======   =======

                                                                    December 31, 1999
                                                                    -----------------

      Obligations of States and Political Subdivisions              $23,516   $23,242
      U.S. Government Securities                                          4         4
                                                                    -------   -------
                                                                    $23,520   $23,246
                                                                    =======   =======

    Securities Available for Sale:
    -----------------------------
                                                                      March 31, 2000
                                                                    -----------------
                                                                       (unaudited)

      U.S. Treasury Securities                                      $ 9,028   $ 8,941
      U.S. Government Securities                                     56,017    54,131
      Obligations of States and Political Subdivisions                5,119     4,986
      Corporate Bonds                                                 9,061     8,666
      Other Equity Securities                                         2,216     2,551
                                                                    -------   -------
                                                                    $81,441   $79,275
                                                                    =======   =======

                                                                    December 31, 1999
                                                                    -----------------

      U.S. Treasury Securities                                      $10,536   $10,487
      U.S. Government Securities                                     57,332    55,770
      Obligations of States and Political Subdivisions                4,640     4,528
      Corporate Bonds                                                 9,567     9,254
      Other Equity Securities                                         2,094     2,451
                                                                    -------   -------
                                                                    $84,170   $82,490
                                                                    =======   =======

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

4.  The Company's loan portfolio is composed of the following (000 omitted):


                                                            March 31,    December 31,
                                                              2000           1999
                                                            --------       --------
                                                           (unaudited)
    Real estate loans:
       Construction                                       $ 23,139       $ 20,497
       Secured by farmland                                   1,581          1,600
       Secured by 1 - 4 family residential                 114,252        104,589
       Other real estate loans                              75,172         86,489
    Loans to farmers (except secured by real estate)           106            156
    Commercial and industrial loans (except those
       secured by real estate)                              25,434         22,996
    Loans to individuals for personal expenditures          40,890         34,355
    All other loans                                          4,209          3,370
                                                          --------       --------
                                                           284,783        274,052
    Less:
       Deferred loan fees                                     (564)          (605)
       Allowance for loan losses                            (3,195)        (3,080)
                                                          --------       --------
                                                          $281,024       $270,367
                                                          ========       ========


5.  Activity in the allowance for loan losses is as follows (000 omitted):


                                                           March 31,    December 31,
                                                              2000           1999
                                                             ------         ------
                                                          (unaudited)
    Balance at January 1                                    $3,080         $2,538

    Recoveries added to the allowance                           13             82
    Loan losses charged to the allowance                       (53)          (376)
    Provision recorded to expense                              155            836
                                                             ------         ------

    Balance at end of period                                $3,195         $3,080
                                                            ======         ======

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


6.    Short-term Borrowings:

  Outstanding short-term borrowings consisted of (000's omitted):

                                                      March 31,   December 31,
                                                        2000           1999
                                                     ----------   ------------
                                                     (unaudited)
Federal Reserve borrowings                               $  393          $ 908
Current portion of Federal Home Loan Bank advance            80             80
Federal Home Loan Bank overnight advance                  1,750              -
                                                         ------          -----
                                                         $2,223          $ 988
                                                         ======          =====

  Second Bank & Trust has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The maximum amount available under this agreement is $1,000,000. Caroline Savings Bank has an outstanding Federal Home Loan Bank advance of $460,000 that requires quarterly principal payments totaling $80,000 annually and interest payable monthly at 6.60%. Caroline Savings Bank also had overnight funds borrowed from the Federal Home Loan Bank. Substantially all of Caroline Savings Bank's first mortgage loans are pledged, by blanket floating lien, as collateral for all advances from the Federal Home Loan Bank of Atlanta.

  The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders' equity for the three months ended March 31, 2000 or the year ended December 31, 1999.

7.  Earnings and Dividends Paid Per Share:

  The weighted average number of shares outstanding for the three month periods ended March 31 were 2,356,500 in 2000 and 2,353,795 in 1999, respectively.

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

In addition to historical information, statements contained in this report that are not historical facts may be construed as forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof.

Overview

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended March 31, 2000 amounted to $1.22 million or $.52 per share, representing a 4.2% increase over $1.17 million or $.50 per share for the quarter ended March 31, 1999. Earnings improvement for the quarter can be attributed to an 8% improvement in net interest income generated primarily from growth in loans receivable. The additional revenue offset of approximately $75 thousand in expenses is associated with the integration of recent affiliations. Adjusted for these nonrecurring charges, first quarter 2000 earnings would have been $1.30 million or $.55 per share, representing an 8.5% increase in earnings and a 7.8% increase in earnings per share.

VCFC's earnings for the first quarter produced a return on average assets of 1.17% and a return on average equity of 10.40%, compared to prior year ratios of 1.19% and 9.98%, respectively. Excluding nonrecurring expenses, VCFC's earnings for the quarter produced a return on average assets of 1.25% and a return on average equity of 11.10%.

On February 14, 2000 VCFC announced the consummation of its affiliation with Caroline Savings Bank, which will operate as a subsidiary of Virginia Commonwealth Financial Corporation. Other affiliates include Second Bank & Trust, Virginia Heartland Bank and Virginia Commonwealth Trust Company. Caroline stockholders received .7959 shares of VCFC stock for each share of Caroline in a tax-free pooling-of-interests transaction. Accordingly, all prior financial results have been restated to include the operations of Caroline.


Net Interest Income

Net interest income increased $320 thousand or 8.0% to $4.324 million for the three months ended March 31, 2000. This improvement can be attributed to an increase in average earning assets generated through loan growth, and a slight improvement in the net interest margin. Average earning assets increased $25.1 million to $392.2 million at March 31, 2000, an increase of 6.9% over $367.1 million at March 31, 1999. The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable. The net interest margin for the three months ended March 31, 2000 was 4.62%, slightly improved from 4.57% at December 31, 1999. The continuing rise in short-term rates will invariably put downward pressure on the net interest margin. Such impact will be mitigated if loan originations continued to show strength.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Noninterest Income

Noninterest income decreased $110 thousand to $756 thousand for the three months ended March 31, 2000, a decrease of 12.8% over the comparative period in 1999. This decrease can be primarily attributed to a 65.7% decrease in fees from mortgage banking operations. Rising mortgage rates have contributed to a reduction in mortgage originations. Mortgage sales through the mortgage division decreased to $4.6 million during the quarter ended March 31, 2000, a decrease of $11.4 million from the $16.0 million sold in the quarter ended March 31, 1999. It is anticipated that mortgage production will stabilize, but at levels lower than obtained in 1999.

Noninterest Expense

Operating expenses increased $223 thousand, or 7.4% to $3.2 million for the three months ended March 31, 2000, compared to $3.0 million for the same period in 1999. Excluding nonrecurring costs associated with affiliations of $75 thousand, operating expenses increased $148 thousand or 4.9%. All expense areas were up modestly with no significant variances noted.

Nonrecurring costs consisted of conversion costs associated with the consolidation of back office processing for the affiliate banks, and it is anticipated that a comparable amount of such expenses will be incurred in the second quarter.

Asset Quality

Non-performing assets amounted to $802.4 thousand or .3% of loans and other property owned at March 31, 2000, compared to $999 thousand or .4% of loans and other property owned at December 31, 1999. The Company recorded a provision for loan losses of $155 thousand for the three month period ended March 31, 2000, compared to a provision of $191 thousand for the three month period ended March 31, 1999. The allowance for loan losses at March 31, 2000 amounted to $3.2 million, compared to $3.1 million at December 31, 1999. The allowance for loan losses represents 398% of non-performing loans and 1.12% of gross loans receivable at March 31, 2000.

Liquidity and Capital Resources

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of March 31, 2000 of $47.5 million increased $304 thousand or approximately .6% from $47.20 million at December 31, 1999. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 16.93% at March 31, 2000, compared to 17.13% at December 31, 1999, placing the Company in a well capitalized position as defined by regulators.

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

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



The Company's primary sources of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the affiliate banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank to support liquidity. The Corporation does not solicit brokered deposits, and is of the belief that predominantly all deposits are from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional as needs may arise.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company's Form 10K for the year ended December 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:  Exhibit 12 - Financial Data Schedule

          (b) No form 8-K was filed during the three month period ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                                         /s/ O.R. Barham, Jr.
                                    ------------------------------------------
                                         O.R. Barham, Jr.
                                         President
                                         May 15, 2000


                                         /s/ Jeffrey W. Farrar
                                    ------------------------------------------
                                         Jeffrey W. Farrar, CPA
                                         Executive Vice President - Chief
                                         Financial Officer
                                         May 15, 2000