Form 10-Q
period 2000-06-30
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2000-08-14
CIK 862077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                              ----------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -------------------

Commission File Number   000-22747
                      -------------

                   Virginia Commonwealth Financial Corporation
-------------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Virginia                                             54-1542438
---------------------                                  -----------------
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         Identification No.)

 102 South Main Street, Culpeper, Virginia                     22701
----------------------------------------------               --------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2000:

Common Stock, $2.50 par value                               2,356,500
-----------------------------                        -------------------------
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

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)

                                                                                    JUNE 30,                  DECEMBER 31,
                                                                                      2000                       1999
                                                                                -----------------         -----------------
                                                                                   (unaudited)
ASSETS

Cash and due from depository institutions (non-interest
    bearing deposits)                                                           $          14,018         $          14,426
Interest bearing deposits                                                                   7,253                      -
Federal funds sold                                                                         19,955                     2,123
Securities (market value: 2000, $95,843; 1999, $105,736)                                   96,101                   106,010
Loans held for sale                                                                         5,481                     4,237
Loans receivable, net                                                                     283,551                   270,367
Bank premises and equipment                                                                10,955                    10,989
Interest receivable                                                                         2,928                     2,980
Other real estate owned                                                                       667                       902
Other assets                                                                                3,995                     3,545
                                                                                -----------------         -----------------

Total Assets                                                                    $         444,904         $         415,579
                                                                                =================         =================


LIABILITIES
Deposits:
    Noninterest-bearing demand deposits                                         $          55,437         $          44,293
    Savings and interest-bearing demand deposits                                          127,913                   133,690
    Time deposits                                                                         195,017                   183,354
                                                                                -----------------         -----------------
        Total deposits                                                                    378,367                   361,337

Repurchase agreements                                                                        -                          396
Federal Home Loan Bank advances                                                            14,340                     2,400
Other short-term borrowings                                                                 1,097                       988
Interest payable                                                                            1,420                     1,316
Other liabilities                                                                           1,552                     1,955
                                                                                -----------------         -----------------
    Total Liabilities                                                                     396,776                   368,392
                                                                                -----------------         -----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
    no shares outstanding)                                                               -                          -
Common stock, par value $2.50 per share; (Authorized
    3,000,000 shares; issued and outstanding 2,356,500 shares
    2000 and 1999)                                                                          5,891                     5,891
Capital surplus                                                                            10,522                    10,541
Retained earnings                                                                          33,103                    31,868
Accumulated other comprehensive income                                                     (1,388)                   (1,113)
                                                                                -----------------         ------------------
    Total Stockholders' Equity                                                             48,128                    47,187
                                                                                -----------------         -----------------

Total Liabilities and Stockholders' Equity                                      $         444,904         $         415,579
                                                                                =================         =================


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      2000                       1999
                                                                                   (unaudited)                (unaudited)
Interest Income
    Interest and fees on loans                                                  $           6,388         $           5,787
    Interest on investment securities:
        Taxable                                                                                33                        37
        Nontaxable                                                                            247                       254
    Interest and dividends on securities available for sale:
        Taxable                                                                             1,142                     1,138
        Nontaxable                                                                             50                        42
        Dividends                                                                              42                        35
    Interest income on federal funds sold                                                      92                       137
                                                                                -----------------         -----------------
              Total Interest Income                                                         7,994                     7,430
                                                                                -----------------         -----------------
Interest Expense
    Interest on deposits                                                                    3,474                     3,237
    Interest on Federal Home Loan Bank advances                                               140                        43
    Interest on short-term borrowings                                                          18                        19
                                                                                -----------------         -----------------
              Total Interest Expense                                                        3,632                     3,299
                                                                                -----------------         -----------------
    Net Interest Income                                                                     4,362                     4,131
Less: Provision for loan losses                                                               155                       184
                                                                                -----------------         -----------------
    Net Interest Income after Provision for Loan Losses                                     4,207                     3,947
Other Income
    Service charges on deposit accounts                                                       426                       348
    Commissions and fees from fiduciary activities                                            190                       163
    Investment fee income                                                                      39                        32
    Other operating income                                                                     82                       113
    Gains (losses) on securities available for sale                                            53                      -
    Fees on mortgage loans sold                                                               102                       203
                                                                                -----------------         -----------------
              Total Other Income                                                              892                       859
                                                                                -----------------         -----------------
Other Expense
    Compensation and employee benefits                                                      1,898                     1,756
    Net occupancy expense                                                                     479                       442
    Computer services                                                                         259                       117
    Professional fees                                                                         103                       142
    Other operating expenses                                                                  716                       725
                                                                                -----------------         -----------------
              Total Other Expense                                                           3,455                     3,182
                                                                                -----------------         -----------------
    Income Before Income Tax Expense                                                        1,644                     1,624
Income tax expense                                                                            453                       429
                                                                                -----------------         -----------------
    Net Income                                                                  $           1,191         $           1,195
                                                                                =================         =================

Earnings per Share, basic and assuming dilution                                 $             .51         $             .51
                                                                                =================         =================

Dividends per Share                                                             $             .25         $             .22
                                                                                =================         =================

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      2000                       1999
                                                                                   (unaudited)                (unaudited)
Interest Income
    Interest and fees on loans                                                  $          12,605         $          11,450
    Interest on investment securities:
        Taxable                                                                                71                        69
        Nontaxable                                                                            496                       500
    Interest and dividends on securities available for sale:
        Taxable                                                                             2,277                     2,282
        Nontaxable                                                                            100                        83
        Dividends                                                                              71                        66
    Interest income on federal funds sold                                                     128                       207
                                                                                -----------------         -----------------
              Total Interest Income                                                        15,748                    14,657
                                                                                -----------------         -----------------
Interest Expense
    Interest on deposits                                                                    6,814                     6,398
    Interest on Federal Home Loan Bank advances                                               187                        83
    Interest on short-term borrowings                                                          62                        41
                                                                                -----------------         -----------------
              Total Interest Expense                                                        7,063                     6,522
                                                                                -----------------         -----------------
    Net Interest Income                                                                     8,685                     8,135
Less: Provision for loan losses                                                               309                       375
                                                                                -----------------         -----------------
    Net Interest Income after Provision for Loan Losses                                     8,376                     7,760
Other Income
    Service charges on deposit accounts                                                       807                       664
    Commissions and fees from fiduciary activities                                            365                       326
    Investment fee income                                                                      79                        83
    Other operating income                                                                    160                       203
    Gains (losses) on securities available for sale                                            52                         5
    Fees on mortgage loans sold                                                               185                       445
                                                                                -----------------         -----------------
              Total Other Income                                                            1,648                     1,726
                                                                                -----------------         -----------------
Other Expense
    Compensation and employee benefits                                                      3,708                     3,465
    Net occupancy expense                                                                     941                       866
    Computer services                                                                         405                       232
    Professional fees                                                                         186                       216
    Other operating expenses                                                                1,457                     1,424
                                                                                -----------------         -----------------
              Total Other Expense                                                           6,697                     6,203
                                                                                -----------------         -----------------
    Income Before Income Tax Expense                                                        3,327                     3,283
Income tax expense                                                                            914                       916
                                                                                -----------------         -----------------
    Net Income                                                                  $           2,413         $           2,367
                                                                                =================         =================

Earnings per Share, basic and assuming dilution                                 $            1.02         $            1.01
                                                                                =================         =================

Dividends per Share                                                             $             .50         $             .43
                                                                                =================         =================

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (000 OMITTED)

                                                                      Accumulated
                                                                         Other
                                     Common            Capital       Comprehensive       Retained      Comprehensive
                                      Stock            Surplus          Income           Earnings         Income            Total

Balance, January 1, 1999         $        5,802    $      10,084  $             839   $      29,680    $      -        $     46,405
Net income                                -                 -               -                 2,367            2,367          2,367
Other Comprehensive Income, net of tax:
     Unrealized losses on securities
       available for sale during the
       period, net of tax
       of  ($668,000)                     -                 -               -                -                (1,285)          -
     Add reclassification
       adjustment, net of tax
       of  ($2,000)                       -                 -               -                -                   (3)           -
                                                                                                       -------------
     Other comprehensive income           -                 -                (1,288)                          (1,288)        (1,288)
                                                                                                       -------------
     Comprehensive income                 -                 -               -                -         $       1,079
                                                                                                       =============
Cash dividends                            -                 -               -                (1,022)                         (1,022)
5% stock dividend                            73              311            -                  (384)          -                -
Stock options exercised                       3                5            -                -                -                   8
Cash paid in lieu of fractional
    shares                                -                 -               -                    (6)          -                 (6)
Issuance of common stock
   under dividend
   reinvestment plan                         12              134            -                -                -                 146
                                 --------------    -------------  -----------------   -------------    -------------    -----------
Balance, June 30, 1999           $        5,890    $      10,534  $           (449)   $      30,635    $      -           $  46,610
                                 ==============    =============  ================    =============    =============    ===========


Balance, January 1, 2000         $        5,891    $      10,541  $         (1,113)   $      31,868    $      -          $   47,187
Net income                                -                 -               -                 2,413            2,413          2,413
Other Comprehensive Income, net of tax:
     Unrealized losses on securities
       available for sale during the
       period, net of tax
       of  ($144,000)                     -                 -               -                -                  (241)          -
     Add reclassification
       adjustment, net of tax
       of  ($18,000)                      -                 -               -                -                   (34)           -
                                                                                                       -------------
     Other comprehensive income           -                 -              (275)                                (275)          (275)
                                                                                                       -------------

     Comprehensive income                 -                 -               -                -         $       2,138
                                                                                                       =============
Cash dividends                            -                 -               -                (1,178)                        (1,178)
Cash paid in lieu of fractional
   shares                                 -                  (19)           -                -                -                (19)
                                 --------------    -------------  -----------------   -------------    -------------    -----------
Balance, June 30, 2000           $        5,891    $      10,522  $         (1,388)   $      33,103    $      -         $    48,128
                                 ==============    =============  ================    =============    =============    ===========


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           2000                       1999
                                                                        (unaudited)                (unaudited)
OPERATING ACTIVITIES
    Net income                                                       $           2,413         $           2,367
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                 309                       375
         Deferred tax expense (benefit)                                            (50)                       (47)
         Depreciation and amortization                                             500                       483
         Pension (income) expense                                                 -                          -
         (Gain) loss on sale of securities available for sale                      (52)                      -
         Loss on sale of other real estate                                          28                         5
         Amortization (accretion) of premiums and
           discounts on securities                                                  58                        (30)
         Fees on mortgage loans sold                                              (185)                      (445)
         Proceeds from sale of mortgage loans                                   11,950                    30,373
         Purchase of loans for sale                                            (11,765)                   (29,928)
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable                               51                       (135)
           (Increase) in other assets                                             (376)                      (284)
           Increase in interest payable                                            105                        34
           (Decrease) in other liabilities                                        (404)                      (520)
                                                                     -----------------         ------------------
                Net cash provided by operating activities                        2,582                     2,871
                                                                     -----------------         -----------------

INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale                          3,306                     4,000
    Proceeds from maturities of investment securities                            1,275                       462
    Proceeds from maturities and principal payments
      of securities available for sale                                           6,451                    13,263
    Purchase of investment securities                                             (215)                    (2,396)
    Purchase of securities available for sale                                   (1,211)                   (14,434)
    Purchase of premises and equipment                                            (466)                      (782)
    Additions to other real estate                                                 (24)                      (225)
    Proceeds from sale of other real estate                                        210                       485
    Net (increase) in loans                                                    (14,716)                    (8,769)
                                                                     -----------------         ------------------
                Net cash used in investing activities                           (5,390)                    (8,396)
                                                                     -----------------         ------------------

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       2000                       1999
                                                                    (unaudited)                (unaudited)
FINANCING ACTIVITIES
    Net increase in demand, money market and
      savings deposits                                                       5,367                     9,838
    Net increase in time deposits                                           11,663                     3,185
    Net (decrease) increase in repurchase agreements                          (396)                       18
    Proceeds from Federal Home Loan Bank advances                           12,000                       960
    Net increase in short-term borrowings                                       49                        11
    Common stock issued                                                       -                          146
    Stock options exercised                                                   -                            8
    Fractional shares paid                                                     (19)                        (6)
    Cash dividends paid on common stock                                     (1,178)                    (1,022)
                                                                 -----------------         ------------------
                Net cash provided by financing activities                   27,486                    13,138
                                                                 -----------------         -----------------

                Increase in cash and cash equivalents                       24,678                     7,613

CASH AND CASH EQUIVALENTS
    Beginning of the period                                                 16,548                    17,741
                                                                 -----------------         -----------------

    End of the period                                            $          41,226         $          25,354
                                                                 =================         =================

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1999.

2. The results of operations for the six month period ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):

                                                                  Amortized                    Fair
                                                                    Cost                       Value
                                                                  ---------                    ------
   Securities Held to Maturity:
   ----------------------------
                                                                            June 30, 2000
                                                                            -------------
                                                                             (unaudited)

      Obligations of States and Political Subdivisions       $           22,451         $          22,196
      U.S. Government Securities                                              3                         3
                                                              -----------------         -----------------
                                                             $           22,454         $          22,199
                                                              =================         =================

                                                                          December 31, 1999

      Obligations of States and Political Subdivisions        $          23,516         $          23,242
      U.S. Government Securities                                              4                         4
                                                              -----------------         -----------------
                                                              $          23,520         $          23,246
                                                              =================         =================

   Securities Available for Sale:
   ------------------------------
                                                                            June 30, 2000
                                                                            -------------
                                                                             (unaudited)

      U.S. Treasury Securities                                $           9,027         $           8,955
      U.S. Government Securities                                         50,814                    49,088
      Obligations of States and Political Subdivisions                    5,119                     5,004
      Corporate Bonds                                                     8,557                     8,188
      Other Equity Securities                                             2,211                     2,412
                                                              -----------------         -----------------
                                                              $          75,728         $          73,647
                                                              =================         =================

                                                                          December 31, 1999

      U.S. Treasury Securities                                $          10,536         $          10,487
      U.S. Government Securities                                         57,332                    55,770
      Obligations of States and Political Subdivisions                    4,640                     4,528
      Corporate Bonds                                                     9,567                     9,254
      Other Equity Securities                                             2,094                     2,451
                                                              -----------------         -----------------
                                                              $          84,170         $          82,490
                                                              =================         =================

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

4. The Company's loan portfolio is composed of the following (000 omitted):

                                                                      June 30,                 December 31,
                                                                        2000                       1999
                                                                  -----------------         -----------------
                                                                     (unaudited)
        Real estate loans:
              Construction                                        $          22,672         $          20,497
              Secured by farmland                                             1,556                     1,600
              Secured by 1 - 4 family residential                           119,685                   104,589
              Other real estate loans                                        75,044                    86,489
        Loans to farmers (except secured by real estate)                        108                       156
        Commercial and industrial loans (except those
              secured by real estate)                                        22,135                    22,996
        Loans to individuals for personal expenditures                       41,453                    34,355
        All other loans                                                       4,770                     3,370
                                                                  -----------------         -----------------
                                                                            287,423                   274,052
        Less:
              Deferred loan fees                                               (594)                     (605)
              Allowance for loan losses                                      (3,278)                   (3,080)
                                                                  -----------------         ------------------
                                                                  $         283.551         $         270,367
                                                                  =================         =================

5. Activity in the allowance for loan losses is as follows (000 omitted):

                                                                    June 30,                 December 31,
                                                                      2000                       1999
                                                                -----------------         -----------------
                                                                   (unaudited)
        Balance at January 1                                    $           3,080         $           2,538

        Recoveries added to the allowance                                      30                        82
        Loan losses charged to the allowance                                 (141)                     (376)
        Provision recorded to expense                                         309                       836
                                                                -----------------         -----------------

        Balance at end of period                                $           3,278         $           3,080
                                                                =================         =================


          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31, 1998


6.   Short-term Borrowings and Long Term Debt

     Outstanding short-term borrowings consisted of (000's omitted):

                                                                      June 30,                 December 31,
                                                                        2000                       1999
                                                                  -----------------         -----------------
                                                                     (unaudited)
     Federal Reserve borrowings                                   $           1,017         $             908
     Current portion of Federal Home Loan Bank advance                           80                        80
                                                                  -----------------         -----------------
                                                                  $           1,097         $             988
                                                                  =================         =================

     Second Bank & Trust has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. This agreement will usually be limited to $1,000,000, but may reach higher levels before a draw is requested.

     Second Bank & Trust has the following advances outstanding at June 30, 2000 with the Federal Home Loan Bank of Atlanta:

     Advance, due May 2010, interest quarterly at 6.69%       $       5,000,000
     Advance, due May 2005, interest quarterly at 7.07%               4,000,000
     Advance, due May 2003, interest quarterly at 6.58%               3,000,000
                                                              -----------------
                                                              $      12,000,000

     The advances are collateralized by a blanket lien on Second Bank & Trust's first mortgage loans.

     Caroline Savings Bank has an outstanding Federal Home Loan Bank advance of $460,000 that requires quarterly principal payments totaling $80,000 annually and interest payable monthly at 6.60%. Substantially all of Caroline Savings Bank's first mortgage loans are pledged, by blanket floating lien, as collateral for all advances from the Federal Home Loan Bank of Atlanta.

     The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders' equity for the six months ended June 30, 2000 or the year ended December 31, 1999.

7.   Earnings and Dividends Paid Per Share:

     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock in 2000. Weighted average shares for the three months ended June 30, 1999 and six months ended June 30, 1999 were 2,356,500 and 2,355,536, respectively.

                                         Three Months Ended June 30, 2000         Six Months Ended June 30, 2000
                                         --------------------------------         ------------------------------
                                         Shares              Per Share Amount        Shares               Per
                                         -----------------------------------------------------------------------
     Share Amount

     Basic earnings per share             2,356,500                   $    .51         2,356,500         $ 1.02
     Effective of dilutive securities
        Stock Options                          (145)                        -              2,197              -
                                          ---------                   --------        ----------        -------
             -
     Diluted earnings per share           2,356,355                   $    .51         2,358,697         $ 1.02

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


Overview

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended June 30, 2000 amounted to $1.19 million or $.51 per share, compared to $1.20 million or $.51 per share for the quarter ended June 30, 1999. Earnings for the six month period ended June 30, 2000 amounted to $2.41 million or $1.02 per share, an increase of 1.9% over the $2.37 million or $1.01 per share for the comparable period in 1999. The Company's annualized return on average equity for the six month period ended June 30, 2000 was 10.17%, compared to 10.13% in 1999. The Company's annualized return on average assets for the six months ended June 30, 2000 was 1.14%, compared to 1.18% for the comparative period in 1999.

Excluding $52 thousand in after-tax charges associated with acquisitions and systems conversions completed during the second quarter, earnings for the three month period were $1.24 million or $.53 per diluted share. VCFC's second quarter 2000 recurring earnings produced an annualized return on average assets of 1.17% and an annualized return on average equity of 10.46%, compared to prior year ratios of 1.17% and 10.10%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased $231 thousand or 5.6% to $4.37 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, net interest income increased $550 thousand or 6.8% to $8.69 million. This improvement for the quarter and six month period can be attributed to an increase in average earning assets and a stable net interest margin. Average earning assets increased $25.0 million to $328.6 million at June 30, 2000, an increase of 8.2% over $303.6 million at June 30, 1999. The increase in average earning assets can be attributed to an increase in average loans receivable of $25.6 million or 9.8%. This increase in average assets was funded in part by wholesale funding of $12 million originated with the Federal Home Loan Bank of Atlanta during the quarter. The net interest margin for the six months ended June 30, 2000 was 4.62%, slightly improved from 4.61% for the comparable period in 1999.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


Noninterest Income

Noninterest income increased $33 thousand to $892 thousand for the three months ended June 30, 2000, an improvement of 3.8% over $859 thousand for the comparative period in 1999. For the six months ended June 30, 2000, noninterest income decreased $78 thousand or 4.5% to $1.6 million. Decreased fees from mortgage banking operations accounted for much of the decrease. This decrease can be attributed to a significant increase in overall mortgage rates during the first half of 2000. For the six months ended June 30, 2000, gross mortgage origination's amounted to $11.7 million, a decrease of $18.1 million from the $29.9 million originated for the comparable period in 1999.

Noninterest Expense

Operating expenses increased $273 thousand, or 8.6% to $3.5 million for the three months ended June 30, 2000, compared to $3.2 million for the same period in 1999. Operating expenses for the six months ended June 30, 2000 amounted to $6.7 million, an increase of $494 thousand or 8.0% over the comparable period in 1999. Included in this increase are nonrecurring expenses of $118 thousand for the three month period and $169 for the six month period associated with system conversions and merger costs incurred in connection with acquisitions. Incremental compensation costs of $142 thousand for the three month period and $243 thousand for the six month period are associated with management additions and staff hiring.

FINANCIAL CONDITION

Summary

At June 30, 2000, the Company has total assets of $444.9 million, an increase of $29.3 million or 7.1% from $415.6 million at December 31, 1999. Deposit growth of $17.0 million and FHLB advances of $12 million were used to fund loan growth of $13.4 million, increasing net loans receivable to $287.4 million at June 30, 2000. Short term investments include interest bearing deposits with the Federal Home Loan Bank of Atlanta and federal funds sold. The securities portfolio of $96.1 million at June 30, 2000 consists of U.S. Treasuries, U.S. Government agencies and corporations, obligations of state and political subdivisions, and corporate bonds.

Asset Quality

Nonperforming assets, consisting of non-accrual loans and other real estate owned, amounted to $1.4 million or .3% of assets at June 30, 2000, compared to $1.3 million or .4% of assets at December 31, 1999. The Company recorded a provision for loan losses of $155 thousand for the three month period ended June 30, 2000, compared to a provision of $184 thousand for the three month period ended June 30, 1999. Provision for loan losses for the six month period ended June 30, 2000 amounted to $309 thousand, compared to $375 thousand for 1999. The allowance for loan losses at June 30, 2000 amounted to $3.278 million compared to $3.080 million at December 31, 1999. The allowance for loan losses represents 239% of nonperforming assets and 1.14% of gross loans receivable at June 30, 2000. Management feels that the allowance is adequate to absorb any losses on existing loans receivable.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Liquidity and Capital Resources

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of June 30, 2000 of $48.1 million increased $941 thousand or approximately 2% from $47.1 million at December 31, 1999. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 17.7% at June 30, 2000, compared to 17.4% at December 31, 1999, placing the Company in a well capitalized position as defined by regulators.

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

ITEM 2.    CHANGES IN SECURITIES.

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

           The annual meeting of Virginia Commonwealth Financial Corporation was held on May 10, 2000. The following directors were elected for respective terms.

                                                        FOR        AGAINST
                                                        ---        -------
           E. Page Butler (2002)                     1,722,602     21,499
           W. R. Southworth (2001)                   1,722,602     21,499
           O. R. Barham, Jr. (2003)                  1,732,028     12,073
           Marshall D. Gayheart, Jr. (2003)          1,732,028     12,073
           H. Wayne Parrish (2003)                   1,724,958     19,143

ITEM 5.    OTHER INFORMATION.

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits are not applicable.

           (b) No form 8-K was filed during the three month period ended June 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                          /s/  O.R. Barham, Jr.
                                        -------------------------
                                               O.R. Barham, Jr.
                                               President
                                               August 12, 2000



                                         /s/  Jeffrey W. Farrar
                                        --------------------------
                                              Jeffrey W. Farrar, CPA
                                              Executive Vice President
                                                  - Chief Financial Officer
                                              August 12, 2000