Form 10-Q
period 2000-09-30
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2000-11-14
CIK 862077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _____________ to _______________

Commission File Number  000-22747
                        ----------

                   Virginia Commonwealth Financial Corporation
-------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)


         Virginia                                           54-1542438
----------------------------------                       -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                          Identification No.)


 102 South Main Street, Culpeper, Virginia                             22701
----------------------------------------------------------          ----------
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
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 2000:

Common Stock, $2.50 par value               2,341,800
-----------------------------        -------------------------
        Class                            Number of Shares

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                       Page No.

ITEM 1  Consolidated Financial Statements:

        Consolidated Balance Sheets                                         3

        Consolidated Statements of Income                                 4-5

        Consolidated Statements of Changes in Stockholders' Equity          6

        Consolidated Statements of Cash Flows                             7-8

        Notes to Financial Statements                                    9-11

ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       12-14

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk         14

                           PART II - OTHER INFORMATION


ITEM 1  Legal Proceedings                                                  15

ITEM 2  Change in Securities                                               15

ITEM 3  Defaults Upon Senior Securities                                    15

ITEM 4  Submission of Matters to a Vote of Security Holders                15

ITEM 5  Other Information                                                  15

ITEM 6  Exhibits and Reports on Form 8-K                                   15


                       SIGNATURES                                          16

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)



                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2000           1999
                                                                 ------------    ------------
                                                                 (unaudited)
ASSETS

Cash and due from depository institutions (non-interest
 bearing deposits)                                                   $ 12,661       $ 14,426
Interest bearing deposits                                               3,687              -
Federal funds sold                                                     16,729          2,123
Securities (market value: 2000, $106,462; 1999, $105,736)             106,489        106,010
Loans held for sale                                                     5,892          4,237
Loans receivable, net                                                 289,439        270,367
Bank premises and equipment                                            11,003         10,989
Interest receivable                                                     2,991          2,980
Other real estate owned                                                   698            902
Other assets                                                            3,838          3,545
                                                                     --------       --------

Total Assets                                                         $453,427       $415,579
                                                                     ========       ========


LIABILITIES
Deposits:
 Noninterest-bearing demand deposits                                 $ 52,710       $ 44,293
 Savings and interest-bearing demand deposits                         129,779        133,690
 Time deposits                                                        202,033        183,354
                                                                     --------       --------
    Total deposits                                                    384,522        361,337

Repurchase agreements                                                       -            396
Federal Home Loan Bank advances                                        14,320          2,400
Other short-term borrowings                                             1,080            988
Interest payable                                                        1,807          1,316
Other liabilities                                                       2,275          1,955
                                                                     --------       --------
 Total Liabilities                                                    404,004        368,392
                                                                     --------       --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
 no shares outstanding)                                                     -              -
Common stock, par value $2.50 per share; (Authorized
 3,000,000 shares; issued and outstanding 2,356,500 shares
 2000 and 1999)                                                         5,891          5,891
Capital surplus                                                        10,522         10,541
Retained earnings                                                      33,776         31,868
Accumulated other comprehensive income                                   (766)        (1,113)
                                                                     --------       --------
 Total Stockholders' Equity                                            49,423         47,187
                                                                     --------       --------

Total Liabilities and Stockholders' Equity                           $453,427       $415,579
                                                                     ========       ========


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     2000         1999
                                                                  ---------    ---------
                                                                 (unaudited)    (unaudited)
Interest Income
 Interest and fees on loans                                         $6,669       $5,807
 Interest on investment securities:
  Taxable                                                               29           38
  Nontaxable                                                           235          260
 Interest and dividends on securities available for sale:
  Taxable                                                            1,230        1,223
  Nontaxable                                                            50           52
  Dividends                                                             29           39
 Interest income on federal funds sold                                 281          143
                                                                    ------       ------
   Total Interest Income                                             8,523        7,562
                                                                    ------       ------
Interest Expense
 Interest on deposits                                                3,849        3,312
 Interest on Federal Home Loan Bank advances                           249           49
 Interest on short-term borrowings                                       8           18
                                                                    ------       ------
   Total Interest Expense                                            4,106        3,379
                                                                    ------       ------
 Net Interest Income                                                 4,417        4,183
Less: Provision for loan losses                                        167          173
                                                                    ------       ------
 Net Interest Income after Provision for Loan Losses                 4,250        4,010
Other Income
 Service charges on deposit accounts                                   418          380
 Commissions and fees from fiduciary activities                        178          163
 Investment fee income                                                  56           15
 Other operating income                                                 92           56
 Gains (losses) on securities available for sale                         -            3
 Fees on mortgage loans sold                                           100          156
                                                                    ------       ------
   Total Other Income                                                  844          773
                                                                    ------       ------
Other Expense
 Compensation and employee benefits                                  1,918        1,780
 Net occupancy expense                                                 481          439
 Computer services                                                     157          122
 Professional fees                                                      77           67
 Other operating expenses                                              722          675
                                                                    ------       ------
   Total Other Expense                                               3,355        3,083
                                                                    ------       ------
 Income Before Income Tax Expense                                    1,739        1,700
Income tax expense                                                     477          476
                                                                    ------       ------
 Net Income                                                         $1,262       $1,224
                                                                    ======       ======

Earnings per Share, basic and assuming dilution                     $  .54       $  .52
                                                                    ======       ======

Dividends per Share                                                 $  .25       $  .22
                                                                    ======       ======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        2000        1999
                                                                     ---------   -----------
                                                                    (unaudited)  (unaudited)
Interest Income
 Interest and fees on loans                                            $19,275      $17,257
 Interest on investment securities:
  Taxable                                                                  100          107
  Nontaxable                                                               731          760
 Interest and dividends on securities available for sale:
  Taxable                                                                3,507        3,506
  Nontaxable                                                               149          135
  Dividends                                                                100          106
 Interest income on federal funds sold                                     408          350
                                                                       -------      -------
   Total Interest Income                                                24,270       22,221
                                                                       -------      -------
Interest Expense
 Interest on deposits                                                   10,663        9,709
 Interest on Federal Home Loan Bank advances                               436          133
 Interest on short-term borrowings                                          69           59
                                                                       -------      -------
   Total Interest Expense                                               11,168        9,901
                                                                       -------      -------
 Net Interest Income                                                    13,102       12,320
Less: Provision for loan losses                                            476          548
                                                                       -------      -------
 Net Interest Income after Provision for Loan Losses                    12,626       11,772
Other Income
 Service charges on deposit accounts                                     1,225        1,045
 Commissions and fees from fiduciary activities                            543          489
 Investment fee income                                                     136           98
 Other operating income                                                    251          259
 Gains (losses) on securities available for sale                            52            8
 Fees on mortgage loans sold                                               285          601
                                                                       -------      -------
   Total Other Income                                                    2,492        2,500
                                                                       -------      -------
Other Expense
 Compensation and employee benefits                                      5,626        5,245
 Net occupancy expense                                                   1,422        1,311
 Computer services                                                         561          346
 Professional fees                                                         263          285
 Other operating expenses                                                2,180        2,100
                                                                       -------      -------
   Total Other Expense                                                  10,052        9,287
                                                                       -------      -------
 Income Before Income Tax Expense                                        5,066        4,985
Income tax expense                                                       1,391        1,393
                                                                       -------      -------
 Net Income                                                            $ 3,675      $ 3,592
                                                                       =======      =======

Earnings per Share, basic and assuming dilution                        $  1.56      $  1.52
                                                                       =======      =======

Dividends per Share                                                    $   .75      $   .65
                                                                       =======      =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (000 OMITTED)


                                                        Accumulated
                                                           Other
                                     Common  Capital   Comprehensive   Retained   Comprehensive
                                     Stock   Surplus       Income      Earnings       Income       Total
                                     ------  --------  --------------  ---------  --------------  --------

Balance, January 1, 1999             $5,802  $10,084     $   839       $29,680        $      -    $46,405
Net income                                -        -           -         3,592           3,592      3,592
Other Comprehensive Income,
 net of tax:
  Unrealized losses on securities
   available for sale during the
   period, net of tax
   of  ($717,000)                         -        -           -             -          (1,371)         -
  Add reclassification
   adjustment, net of tax
   of  ($3,000)                           -        -           -             -              (5)         -
                                                                                      --------
  Other comprehensive income              -        -      (1,376)                       (1,376)    (1,376)
                                                                                      --------
  Comprehensive income                    -        -           -             -        $  2,215
                                                                                      ========    =======
Cash dividends                            -        -           -        (1,534)                    (1,534)
5% stock dividend                        73      311           -          (384)              -          -
Stock options exercised                   5       12           -             -               -         17
Cash paid in lieu of fractional
 shares                                   -        -           -            (6)              -         (6)
Issuance of common stock
 under dividend
 reinvestment plan                       12      134           -             -               -        146
                                     ------  -------     -------       -------        --------    -------
Balance, September 30, 1999          $5,892  $10,541     $  (537)      $31,348        $-          $47,244
                                     ======  =======     =======       =======        ========    =======


Balance, January 1, 2000             $5,891  $10,541     $(1,113)      $31,868        $      -    $47,187
Net income                                -        -           -         3,675           3,675      3,675
Other Comprehensive Income,
 net of tax:
  Unrealized gains on securities
   available for sale during the
   period, net of tax
   of  $182,000                           -        -           -             -             381          -
  Less reclassification
   adjustment, net of tax
   of  ($18,000)                          -        -           -             -             (34)         -
                                                                                      --------
  Other comprehensive income              -        -         347                           347        347
                                                                                      --------
  Comprehensive income                    -        -           -             -        $  4,022
                                                                                      ========
Cash dividends                            -        -           -        (1,767)                    (1,767)
Cash paid in lieu of fractional
 shares                                   -      (19)          -             -               -        (19)
                                     ------  -------     -------       -------        --------    -------
Balance, September 30, 2000          $5,891  $10,522     $  (766)      $33,776        $      -    $49,423
                                     ======  =======     =======       =======        ========    =======


See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)



                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     2000         1999
                                                                   --------     --------
                                                                 (unaudited)    (unaudited)
OPERATING ACTIVITIES
 Net income                                                       $  3,675     $  3,592
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         476          548
     Deferred tax expense (benefit)                                    (71)         (76)
     Depreciation and amortization                                     776          725
     Pension (income) expense                                            -            -
     (Gain) loss on sale of securities available for sale              (52)          (5)
     Loss on sale of other real estate                                  29           18
     Amortization (accretion) of premiums and
      discounts on securities                                           68           40
     Fees on mortgage loans sold                                      (285)        (601)
     Proceeds from sale of mortgage loans                           17,551       39,563
     Purchase of loans for sale                                    (17,266)     (38,962)
     Changes in assets and liabilities:
      (Increase) in interest receivable                                (12)         (80)
      (Increase) Decrease in other assets                             (526)          48
      Increase in interest payable                                     491           94
      Increase (decrease) in other liabilities                         320        1,967
                                                                  --------     --------
         Net cash provided by operating activities                   5,174        6,871
                                                                  --------     --------

INVESTING ACTIVITIES
 Proceeds from sale of securities available for sale                 3,306        4,225
 Proceeds from maturities of investment securities                   2,693          620
 Proceeds from maturities and principal payments
   of securities available for sale                                  8,687       17,690
 Purchase of investment securities                                    (709)      (2,397)
 Purchase of securities available for sale                         (13,821)     (24,766)
 Purchase of premises and equipment                                   (798)        (956)
 Additions to other real estate                                        (86)        (669)
 Proceeds from sale of other real estate                               242          733
 Net (increase) in loans                                           (21,182)     (15,064)
                                                                  --------     --------
         Net cash used in investing activities                     (21,660)     (20,584)
                                                                  --------     --------

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  2000         1999
                                                                -------      -------
                                                              (unaudited)    (unaudited)
FINANCING ACTIVITIES
 Net increase in demand, money market and
   savings deposits                                               4,506        8,861
 Net increase in time deposits                                   18,678        8,440
 Net (decrease) increase in repurchase agreements                  (396)      (1,305)
 Proceeds from Federal Home Loan Bank advances                   12,000        1,000
 Principal payments of Federal Home Loan Bank advances              (80)         (60)
 Repayment from issuance of note payable                              -          (50)
 Net increase in short-term borrowings                               92          (67)
 Common stock issued                                                  -          155
 Stock options exercised                                              -            8
 Fractional shares paid                                             (19)          (6)
 Cash dividends paid on common stock                             (1,767)      (1,534)
                                                                -------      -------
         Net cash provided by financing activities               33,014       15,442
                                                                -------      -------

         Increase in cash and cash equivalents                   16,528        1,729

CASH AND CASH EQUIVALENTS
 Beginning of the period                                         16,549       17,741
                                                                -------      -------

 End of the period                                              $33,077      $19,470
                                                                =======      =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1999.

2. The results of operations for the nine-month period ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):



                                                         Amortized        Fair
                                                            Cost          Value
                                                     ------------------  -------

Securities Held to Maturity:
---------------------------
                                                              September 30, 2000
                                                              ------------------
                                                                 (unaudited)
 Obligations of States and Political Subdivisions              $21,523   $21,496
 U.S. Government Securities                                          3         3
                                                               -------   -------
                                                               $21,526   $21,499
                                                               =======   =======


                                                               December 31, 1999
                                                               -----------------

 Obligations of States and Political Subdivisions              $23,516   $23,242
 U.S. Government Securities                                          4         4
                                                               -------   -------
                                                               $23,520   $23,246
                                                               =======   =======

Securities Available for Sale:
------------------------------
                                                              September 30, 2000
                                                              ------------------
                                                                  (unaudited)

 U.S. Treasury Securities                                      $ 8,022   $ 7,993
 U.S. Government Securities                                     59,068    57,953
 Obligations of States and Political Subdivisions                5,612     5,569
 Corporate Bonds                                                10,977    10,724
 Other Equity Securities                                         2,432     2,724
                                                               -------   -------
                                                               $86,111   $84,963
                                                               =======   =======


                                                               December 31, 1999
                                                               -----------------

 U.S. Treasury Securities                                      $10,536   $10,487
 U.S. Government Securities                                     57,332    55,770
 Obligations of States and Political Subdivisions                4,640     4,528
 Corporate Bonds                                                 9,567     9,254
 Other Equity Securities                                         2,095     2,451
                                                               -------   -------
                                                               $84,170   $82,490
                                                               =======   =======

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

4.  The Company's loan portfolio is composed of the following (000 omitted):


                                                    September 30,  December 31,
                                                        2000          1999
                                                    -----------    ----------
                                                    (unaudited)
    Real estate loans:
       Construction                                   $ 25,343      $ 20,497
       Secured by farmland                               1,538         1,600
       Secured by 1 - 4 family residential             121,145       104,589
       Other real estate loans                          77,805        86,489
    Loans to farmers (except secured by real estate)       163           156
    Commercial and industrial loans (except those
       secured by real estate)                          21,429        22,996
    Loans to individuals for personal expenditures      42,168        34,355
    All other loans                                      3,787         3,370
                                                      --------      --------
                                                       293,378       274,052
    Less:
       Deferred loan fees                                 (584)         (605)
       Allowance for loan losses                        (3,355)       (3,080)
                                                      --------      --------
                                                      $289,439      $270,367
                                                      ========      ========


5.  Activity in the allowance for loan losses is as follows (000 omitted):


                                                    September 30,  December 31,
                                                        2000          1999
                                                    -------------  ------------
                                                     (unaudited)
    Balance at January 1                              $3,080         $2,538

    Recoveries added to the allowance                     51             82
    Loan losses charged to the allowance                (250)          (376)
    Provision recorded to expense                        476            836
                                                      ------         ------

    Balance at end of period                          $3,355         $3,080
                                                      ======         ======

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

6.  Short-term Borrowings and Long Term Debt

    Outstanding short-term borrowings consisted of (000's omitted):

                                                    September 30,   December 31,
                                                        2000            1999
                                                        ----            -----
                                                     (unaudited)
    Federal Reserve borrowings                         $1,000          $908
    Current portion of Federal Home Loan Bank advance      80            80
                                                       ------          ----
                                                       $1,080          $988
                                                       ======          ====


    Second Bank & Trust has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The Treasury will usually require that this amount be limited to $1,000,000, but will occasionally allow higher amounts before requesting a drawdown.

    Second Bank & Trust has the following advances outstanding at September 30, 2000 with the Federal Home Loan Bank of Atlanta:

    Advance, due May 2010, interest quarterly at 6.69%    $ 5,000,000
    Advance, due May 2005, interest quarterly at 7.07%      4,000,000
    Advance, due May 2003, interest quarterly at 6.58%      3,000,000
                                                          -----------
                                                          $12,000,000
                                                          ===========

    The advances are collateralized by a blanket lien on Second Bank & Trust's first mortgage loans.

    Caroline Savings Bank has an outstanding Federal Home Loan Bank advance of $320,000 that requires quarterly principal payments totaling $80,000 annually and interest payable monthly at 6.60%. [Caroline also has outstanding an advance for $2,000,000 maturing October 18, 2001 at 6.60%] Substantially all of Caroline Savings Bank's first mortgage loans are pledged, by blanket floating lien, as collateral for all advances from the Federal Home Loan Bank of Atlanta.

    The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders' equity for the nine months ended September 30, 2000 or the year ended December 31, 1999.

7.  Earnings and Dividends Paid Per Share:

    The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock in 2000. Weighted average shares for the three months ended September 30, 2000 and nine months ended September 30, 2000 were 2,356,500 and 2,356,500, respectively.



                                      Three Months Ended Sept. 30, 2000   Nine Months Ended Sept. 30, 2000
                                      ----------------------------------  --------------------------------
                                      Shares            Per Share Amount  Shares          Per Share Amount
                                      ----------------------------------  --------------------------------
  Basic earnings per share             2,356,500               $.54         2,356,500             $1.56
  Effective of dilutive securities
     Stock Options                          (828)                 -             1,584                 -
                                       ---------               ----         ---------             -----
  Diluted earnings per share           2,355,672               $.54         2,358,084             $1.56


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


Overview

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended September 30, 2000 amounted to $1.26 million or $.54 per share, compared to $1.22 million or $.52 per share for the quarter ended September 30, 1999. Earnings for the nine month period ended September 30, 2000 amounted to $3.68 million or $1.56 per share, an increase of 2.3% over the $3.59 million or $1.52 per share for the comparable period in 1999. The Company's annualized return on average equity for the nine-month period ended September 30, 2000 was 10.11%, compared to 10.21% in 1999. The Company's annualized return on average assets for the nine months ended September 30, 2000 was 1.14%, compared to 1.18% for the comparative period in 1999.

Excluding $57 thousand in after-tax charges associated with acquisitions and systems conversions completed during the third quarter, earnings for the three month period were $1.32 million or $.56 per diluted share. For the nine months ended September 30, 2000 VCFC's recurring earnings was $3.87 million, or $1.64 per diluted share, excluding net of tax nonrecurring costs totaling $194 thousand, compared to $3.62 million or $1.54 per share in 1999. VCFC's third quarter 2000 recurring earnings produced an annualized return on average assets of 1.18% and an annualized return on average equity of 10.83%, compared to prior year ratios of 1.20% and 10.40%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased $234 thousand or 5.6% to $4.42 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, net interest income increased $782 thousand or 6.3% to $13.10 million. This improvement for the quarter and nine-month period can be attributed to an increase in average earning assets and a relatively stable net interest margin. Average earning assets increased $26.6 million to $405.1 million at September 30, 2000, an increase of 7.0% over $378.5 million at September 30, 1999. The net interest margin for the nine months ended September 30, 2000 was 4.52%, compared to 4.54% for the comparable period in 1999.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Noninterest Income

Noninterest income increased $71 thousand to $844 thousand for the three months ended September 30, 2000, an improvement of 9.2% over $773 thousand for the comparative period in 1999. For the nine months ended September 30, 2000, noninterest income decreased $8 thousand or .3% to $2.5 million. The improvement noted in the third quarter was due to higher fees on brokerage operations. For the year, increases in fees on brokerage and trust services were offset by decreases in fees from mortgage banking operations.

Noninterest Expense

Operating expenses increased $272 thousand, or 8.8% to $3.4 million for the three months ended September 30, 2000, compared to $3.1 million for the same period in 1999. Operating expenses for the nine months ended September 30, 2000 amounted to $10.1 million, an increase of $765 thousand or 8.2% over the comparable period in 1999. Included in this increase are nonrecurring expenses of $128 thousand for the three-month period and $246 thousand for the nine-month period associated with system conversions and merger costs incurred in connection with acquisitions. Incremental compensation costs of $138 thousand for the three-month period and $381 thousand for the nine-month period are associated with management additions and normal staff hiring.

FINANCIAL CONDITION

Summary

At September 30, 2000, the Company has total assets of $453.4 million, an increase of $37.8 million or 9.1% from $415.6 million at December 31, 1999. Deposit growth of $23.0 million and FHLB advances of $12 million were used to fund loan growth of $19.3 million and short-term securities growth of $18.2 million for the nine months ended September 30, 2000. Short term investments include interest bearing deposits with the Federal Home Loan Bank of Atlanta and federal funds sold. The securities portfolio of $106.5 million at September 30, 2000 consists of U.S. Treasuries, U.S. Government agencies and corporations, obligations of state and political subdivisions, and corporate bonds.

Asset Quality

Nonperforming assets, consisting of non-accrual loans and other real estate owned, amounted to $1.2 million or .16% of loans receivable at September 30, 2000, compared to $1.6 million at December 31, 1999. The Company recorded a provision for loan losses of $167 thousand for the three month period ended September 30, 2000, compared to a provision of $173 thousand for the three month period ended September 30, 1999. Provision for loan losses for the nine-month period ended September 30, 2000 amounted to $476 thousand, compared to $548 thousand for 1999. The allowance for loan losses at September 30, 2000 amounted to $3.4 million compared to $3.1 million at December 31, 1999. The allowance for loan losses represents 715% of nonperforming loans and 1.12% of gross loans receivable at September 30, 2000. Management feels that the allowance is adequate to absorb any losses on existing loans receivable.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Liquidity and Capital Resources

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of September 30, 2000 of $49.4 million increased $2.2 million or approximately 4.7% from $47.2 million at December 31, 1999. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 16.7% at September 30, 2000, compared to 17.4% at December 31, 1999, placing the Company in a well capitalized position as defined by regulators.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits are not applicable.

         (b) The Corporation filed a Form 8-K on October 10, 2000 announcing the Board's authorization of a stock repurchase of up to 225,000 shares in the open market. No shares had been repurchased as of September 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                           ----------------
                           O.R. Barham, Jr.
                           President
                           November 13, 2000



                           --------------------------------
                           Jeffrey W. Farrar, CPA
                           Executive Vice President - Chief Financial Officer November 13, 2000