Form 10-K405
period 2000-12-31
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2001-03-16
CIK 862077

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                             -----------------

                                 FORM 10-K

            [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

            [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______________ to ______________

                      Commission file number   000-22747
                                            ------------

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

            (Exact name of registrant as specified in its charter)

            Virginia                                         54-1542438
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                                 Identification No.)


                102 S. Main Street, Culpeper, Virginia       22701
                (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code:  (540) 825-4800

   Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $2.50

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]     NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2001 was $55,507,200
    The number of shares outstanding of the registrant's common stock as of
                         March 1, 2001 were 2,312,800.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement dated March 1, 2001 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 16, 2001 are incorporated by reference into
         Part III.

================================================================================

                                    PART I

ITEM 1.  BUSINESS


General

     Virginia Commonwealth Financial Corporation ("VCFC" or "the Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia on July 2, 1990. VCFC holds 100% ownership in four affiliate companies: Second Bank & Trust (SB&T) which was chartered in 1900 and acquired by VCFC on July 2, 1990, pursuant to the formation of the holding company; Caroline Savings Bank
(CSB), which was acquired by the Company on February 14, 2000, Virginia Heartland Bank (VHB), which was acquired by the Company on October 8, 1998; and Virginia Commonwealth Trust Company, which was organized in May, 1999. The Trust Company purchased the existing trust division of Second Bank & Trust.

     The Company's primary asset is its stock investment in the affiliates, with cash and short-term investments accounting for the remainder of assets. SB&T owns one subsidiary, Second Service Company, which owns a 12% partnership interest in Bankers Title of Fredericksburg, a title insurance company. VHB also owns a subsidiary, Virginia Heartland Service Corporation, which owns a 6% partnership interest in Banker's Title of Fredericksburg. CSB owns one subsidiary, Caroline Financial Services Corporation, which owns its 1.5% partnership interest in Bankers Title of Fredericksburg.

     The Company is headquartered in Culpeper, Virginia, and, through its affiliates, offers a full array of banking, trust and investment services through fourteen retail offices serving the counties of Caroline, Culpeper, Madison, Orange, Rockingham, Spotsylvania, Stafford and the City of Fredericksburg. The Banks' primary business is the granting of residential real estate loans, commercial real estate loans, and, to a lesser extent, commercial business and consumer loans, funded through solicitation of deposits. The trust subsidiary provides investment management, trust, estate administration and financial planning services. The Company's affiliates are community-oriented organizations servicing the financial service needs of their respective markets.

     The principal sources of funds for the Company's lending and investment activities include deposits, repayments on loans and mortgage-backed securities, repayments on maturing securities and advances from the Federal Home Loan Bank of Atlanta . Principal sources of revenue include interest and fees on loans and investment securities, fee income derived from deposit and investment account relationships. Principal expenses include interest paid on deposits and advances as well as operating expenses.

     For more information on the Company's business, see "Message to Stockholders" on pages 2 through 3 of the 2000 Annual Report to Shareholders.

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

Employees

     At December 31, 2000, VCFC had 5 employees. The affiliate banks and trust company employ another 184 full-time employees. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

       As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the institution's category. See Note 21 to the consolidated financial statements on pages 39 and 40 of the 2000 Audited Financial Statements herein for further discussion.

New Accounting Pronouncements

       See "New Accounting Pronouncements" under Note 1 of the 2000 Audited Financial Statements herein for discussion.


ITEM 2.   PROPERTIES

          The Company owns its headquarters consisting of approximately 35,000 square feet located at its Main Office location in Culpeper, Virginia. The Company's subsidiary banks own ten branch locations and lease four other locations in Virginia. Additional information regarding lease commitments can be found on pages 46 and 47 of the 2000 Audited Financial Statements herein.

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




                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

          MATTERS

          The information under the heading "Stockholder Information" on page 5 of the 2000 Annual Report to Shareholders incorporated by reference herein.


ITEM 6.   SELECTED FINANCIAL DATA

          The following is selected financial data for the five-year period ending December 31, 2000.

FINANCIAL HIGHLIGHTS                                                          Years Ended December 31,
(Dollars in Thousands, except per share data)                2000           1999           1998          1997              1996
-------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Total Interest Income and Fees on Loans                  $ 33,022       $ 29,906       $ 29,034      $ 26,819          $ 24,863
Total Interest Expense                                     15,381         13,313         13,147        12,260            11,914
Net Interest Income                                        17,641         16,593         15,887        14,559            12,949
Provision for Loan Losses                                     670            837            915           551               538
Total Noninterest Income                                    3,462          3,327          2,934         2,027             1,611
Total Noninterest Expense                                  13,627         12,650         11,401         9,660             8,826
Net Income                                                  4,911          4,623          4,547         4,449             3,742
PERFORMANCE RATIOS:
Return on Average Assets                                     1.12%          1.14%          1.22%         1.30%             1.15%
Return on Average Equity                                     9.99%          9.87%         10.18%        10.90%             9.83%
Net Interest Margin                                          4.47%          4.58%          4.68%         4.68%             4.39%
Efficiency Ratio (1)                                        61.40%         60.52%         56.16%        56.79%            58.98%
PER SHARE DATA:
Net Income - Primary                                     $   2.09       $   1.96       $   1.94      $   1.90          $   1.60
Net Income - Diluted                                         2.08           1.96           1.93          1.90              1.60
Cash Dividends                                               1.03           0.87           0.68          0.66              0.60
Book Value                                                  21.58          20.02          19.73         18.22             16.80
Market Price Per Share                                      22.88          24.50          33.50         33.00             20.00
Cash Dividend Payout Ratio                                  48.36%         44.24%         35.01%        34.89%            37.25%
PERFORMANCE HIGHLIGHTS BASED ON RECURRING EARNINGS (2):
Net Income                                               $  5,141       $  4,785       $  4,881      $  4,449          $  3,742
Earnings per share                                           2.18           2.03           2.07          1.90              1.60
Return on Average Assets                                     1.18%          1.18%          1.30%         1.30%             1.15%
Return on Average Equity                                    10.44%         10.20%         10.91%        10.90%             9.83%
BALANCE SHEET DATA:
Assets                                                   $459,221       $415,579       $396,553      $357,664          $334,762
Deposits                                                  389,896        361,337        341,771       301,714           285,783
Loans                                                     304,917        274,604        251,548       222,809           194,398
Stockholders' Equity                                       49,960         47,188         46,405        42,720            39,281
ASSET QUALITY RATIOS:
Total allowance for loan losses to
  total loans outstanding                                    1.13%          1.11%          1.00%         0.98%             1.03%
Non-performing assets to year-end
  loans and other property owned                             0.50%          0.47%          0.65%         0.52%             0.87%
-------------------------------------------------------------------------------------------------------------------------------

1) Efficiency ratio is computed by dividing non-interest expense, net of nonrecurring merger costs, by the sum of net interest income on a tax-equivalent basis and non-interest income.
2) Excludes the effects of nonrecurring items principally related to completing mergers and acquisitions totalling $230,000 net of tax in 2000, $162,000 net of tax in 1999 and $334,000, net of tax, in 1998.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Commonwealth Financial Corporation (VCFC). This discussion and analysis should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and notes thereon presented elsewhere in this report.

     In addition to historical information, statements contained in this report that are not historical facts may be construed as forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. The risks and uncertainties that may affect the Company include, but are not limited to: the growth in the economy, interest rate movements, timely development by the Corporation of technology enhancements for its products and operating systems, the impact of competitive products and the internet, services and pricing, customer needs and banking legislation. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof.

Corporate Highlights

     Virginia Commonwealth Financial Corporation ended the year 2000 with assets of $459.2 million. During 2000, VCFC completed its acquisition of Caroline Savings Bank based in Caroline County with one office in Fredericksburg, Virginia, giving VCFC a total of three locally owned community banks and an independent trust company in contiguous markets with a history of being good financial service providers to their respective communities. Furthermore, VCFC became a partner in a multi-bank consortium that acquired four Virginia based insurance agencies during 2000. It is anticipated that the initial offering of a full range of insurance products will occur by mid-2001.

Results of Operations

     VCFC achieved record earnings for the year on a consolidated basis with earnings of $4.911 million, or $2.08 per diluted share, compared to $4.623 million or $1.96 per diluted share. Earnings before after-tax nonrecurring charges of $230 thousand associated primarily with the Caroline acquisition and back-office consolidations were $5.141 million or $2.18 per diluted share, representing a 7.4% increase over $4.785 million or $2.03 per share for 1999.

     The nonrecurring items referred to above, net of related tax benefits, totaled $230 thousand in 2000, $162 thousand in 1999 and $334 thousand in 1998. These charges include the accounting, legal and investment banking fees in connection with acquisitions; and costs associated with conversion of computer systems and related back-office consolidations.

     Two key profitability ratios include return on average assets (ROA) and return on average equity (ROE).

Recurring earnings results for 2000 represent a return on average assets of 1.18% and return on average equity of 10.44%, compared to 1999 ratios of 1.18% and 10.20%, respectively.

                                                                          Three Months Ended
                               --------------------------------------------------------------------------------------------------
                                                       2000                                              1999
                               ------------------------------------------------  ------------------------------------------------
(Dollars in thousands)         Dec. 31     Sept. 30      June 30      Mar. 31      Dec. 31      Sept. 30      June 30     Mar. 31
---------------------------------------------------------------------------------------------------------------------------------
Interest income                 $8,752       $8,522       $7,994       $7,754       $7,808        $7,441       $7,430      $7,227
Interest expense                 4,213        4,106        3,632        3,430        3,412         3,379        3,299       3,223
---------------------------------------------------------------------------------------------------------------------------------
Net interest income              4,539        4,416        4,362        4,324        4,396         4,062        4,131       4,004
Provision for loan losses          194          166          155          155          289           173          184         191
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses       4,345        4,250        4,207        4,169        4,107         3,889        3,947       3,813
Other income                       970          844          892          756          705           897          859         866
Other expense                    3,574        3,355        3,455        3,242        3,363         3,086        3,182       3,019
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes       1,741        1,739        1,644        1,683        1,449         1,700        1,624       1,660
Applicable income taxes            505          477          453          461          418           476          429         487
---------------------------------------------------------------------------------------------------------------------------------
Net income                      $1,236       $1,262       $1,191       $1,222       $1,031        $1,224       $1,195      $1,173
---------------------------------------------------------------------------------------------------------------------------------
Net income per share, basic     $ 0.53       $ 0.53       $ 0.51       $ 0.52       $ 0.44        $ 0.52       $ 0.51      $ 0.49
---------------------------------------------------------------------------------------------------------------------------------

     The improvement in net income in 2000 was the result of improvements in both net interest income and noninterest income. Net interest income, on a taxable equivalent basis, increased $925 thousand or 5.3% to $18.373 million for the year ended December 31, 2000. Tax equivalent net interest income for 1999 was $17.448 million, an increase of $998 thousand or 6.1% from $16.450 million for 1998. Non-interest income increased 4.1% to $3.462 million for the year ended December 31, 2000 compared to $3.327 million in 1999 and $2.934 million (increase of 13.4%) in 1998.

Net Interest Income and Net Interest Margin

     The improvement in net interest income, as noted in the following tables, is primarily a function of increases in average earning assets, generated by balance sheet growth, which offset decreases in the net interest margin experienced in both 2000 and 1999. The net interest margin, which represents the taxable equivalent net yield on average earning assets, was 4.47% in 2000, 4.58% in 1999 and 4.68% in 1998. The decrease in 2000 as compared to 1999 and 1998 can be attributed to rising costs of funds associated with attracting deposits in what was a rising interest rate environment for most of this period.

     Average earning assets increased $29.485 million to $410.773 million at December 31, 2000, an increase of 7.7% over $381.288 million in 1999. Average earning assets in 1999 increased 8.5% from $351.466 million in 1998.The increase in average earning assets can be attributed to loan and securities growth funded with retail deposit growth and FHLB advances.

     The following table illustrates the average balance sheets of VCFC for each of the three years ended December 31, 2000, 1999 and 1998. In addition, the amounts and rates of tax equivalent interest earned on earning assets, with related yields and interest-bearing liabilities, are illustrated. The tax equivalent adjustment, utilizing a federal statutory rate of 34%, amounted to $732,000, $855,000 and $563,000 in 2000, 1999 and 1998, respectively.

                              Year ended December 31              Year ended December 31           Year ended December 31
                                        2000                               1999                             1998
                             Average  Interest Average           Average  Interest Average        Average  Interest  Average
Dollars in thousands         Balance  Inc/Exp   Rates            Balance  Inc/Exp  Rates          Balance  Inc/Exp   Rates
--------------------------------------------------------------------------------------------------------------------------
Assets

Loans receivable, net        $291,903  $26,285   9.00%          $263,654  $23,475   8.90%          $232,075  $22,113  9.53%
Investment securities
  Taxable                      80,525    4,853   6.03%            82,482    4,949   6.00%            86,723    5,272  6.08%
  Tax exempt                   24,832    1,760   7.09%            25,015    1,820   7.28%            19,471    1,499  7.70%
--------------------------------------------------------------------------------------------------------------------------
Total Investments             105,357    6,613   6.28%           107,497    6,769   6.30%           106,194    6,771  6.38%

Interest bearing deposits       3,389      222   6.55%             1,300       54   4.15%               388       22  5.67%
Federal funds sold             10,124      634   6.26%             8,837      463   5.24%            12,809      691  5.39%
--------------------------------------------------------------------------------------------------------------------------
Total Earning Assets          410,773   33,754   8.22% Tax Eql.  381,288   30,761   8.07% Tax Eql.  351,466   29,597  8.42% Tax Eql.

Allowance for loan losses      (3,277)                            (2,852)                            (2,395)
Cash and due from banks        12,046                             11,221                             10,041
Bank premises and equipment    11,173                             10,927                              9,933
Other assets                    7,794                              6,853                              7,848
--------------------------------------------------------------------------------------------------------------------------
Total Assets                 $438,509                           $407,437                           $376,893
--------------------------------------------------------------------------------------------------------------------------

                                              Year ended December 31         Year ended December 31         Year ended December 31
                                                       2000                        1999                           1998
                                            Average    Interest Average   Average  Interest  Average    Average   Interest   Average
Dollars in thousands                        Balance    Inc/Exp   Rates    Balance  Inc/Exp    Rates     Balance   Inc/Exp     Rates
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Time and savings deposits
  Interest-bearing transaction accounts     $ 42,351   $   900   2.13%   $ 40,243   $   783     1.95%   $ 37,314   $   861     2.31%
  Money market deposit accounts               46,695     1,541   3.30%     46,420     1,500     3.23%     36,564     1,271     3.48%
  Passbook savings accounts                   41,436     1,322   3.19%     40,643     1,296     3.19%     37,867     1,197     3.16%
  Certificates of deposit (> $100,000)        42,370     2,352   5.55%     35,842     1,855     5.18%     31,902     1,884     5.91%
  Other certificates of deposit              153,218     8,503   5.55%    144,718     7,627     5.27%    137,302     7,529     5.48%
------------------------------------------------------------------------------------------------------------------------------------
Total Time and Savings Deposits              326,070    14,618   4.48%    307,866    13,061     4.24%    280,949    12,742     4.54%

Federal funds sold                               758        49   6.46%        860        40     4.65%      1,359        73     5.37%
Note payable                                       -         -                 51         3        -          34         2     5.88%
Other borrowings                                 531        31   5.84%        433        21     4.85%        416        21     5.05%
Federal Home Loan Bank advances                9,855       683   6.93%      2,942       185     6.29%      2,950       200     6.78%
Master notes                                       -         -                 93         3     3.23%      2,798       109     3.90%
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities           337,214    15,381   4.56%    312,245    13,313     4.26%    288,506    13,147     4.56%
Demand deposits                               49,557                       45,330                         40,632
Other liabilities                              2,511                        2,910                          3,025
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                            389,282                      360,485                        332,163
Stockholders' equity                          49,227                       46,952                         44,730
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Stockholders' Equity                      $438,509                     $407,437                       $376,893
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (tax equivalent)                   $18,373                      $17,448                        $16,450
------------------------------------------------------------------------------------------------------------------------------------
  Average interest rate spread                                   3.66%                          3.80%                          3.86%
  Interest expense as a percentage of
   average earning assets                                        3.74%                          3.49%                          3.74%
  Net interest margin                                            4.47%                          4.58%                          4.68%
------------------------------------------------------------------------------------------------------------------------------------

Net interest is affected by both (1) changes in the interest rate spread (the difference between the weighted average yield on interest earning assets and the weighted average cost of interest-bearing liabilities) and (2) changes in volume (average balances of interest-earning assets and interest- bearing liabilities).

The following table sets forth certain information regarding changes in interest income and interest expense of the Corporation for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided regarding changes attributable to (1) changes in volume of balances outstanding (changes in volume multiplied by prior period interest rate) (2) changes in the interest earned or paid on the balances (changes in rate multiplied by prior period volume) and (3) and rate/volume variances which are allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                                  Years ended December 31
                                                                   2000 vs 1999                             1999 vs 1998
                                                                Increase (Decrease)                       Increase (Decrease)
Dollars in thousands                                             Due to changes in:                       Due to changes in:
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Volume         Rate          Total         Volume          Rate      Total
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets: (1)
   Loans                                                 $2,541         $ 269         $2,810        $2,628        $(1,266)   $1,362
   Securities:
      Taxable                                              (118)           22            (96)         (255)           (68)     (323)
      Tax-exempt                                            (13)          (47)           (60)          398            (77)      321
-----------------------------------------------------------------------------------------------------------------------------------
      Total securities                                     (131)          (25)          (156)          143           (145)       (2)
   Interest-bearing deposits                                168             -            168            32              -        32
   Federal funds sold                                        73            98            171          (209)           (19)     (228)
-----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                               $2,648         $ 467         $3,115        $2,536        $(1,494)   $1,042
-----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing Liabilities:
   Time and savings deposits:
        Interest-bearing deposits                        $   42         $  75         $  117        $   78        $  (156)   $  (78)
        Money market deposits                                 9            32             41           310            (81)      229
        Savings deposits                                     25             1             26            88             11        99
        Certificates of deposit:
            Certificates of $100,000 or more                355           142            497           (17)           (12)      (29)
            Certificates of less than $100,000              460           416            876           350           (252)       98
-----------------------------------------------------------------------------------------------------------------------------------
        Total time and savings deposits                  $  891         $ 666         $1,557        $  809        $  (490)   $  319
     Federal funds purchased                                 (4)           13              9           (24)            (9)      (33)
     Notes payable                                           (3)            -             (3)            -              1         1
     Federal Home Loan Bank advances                        477            21            498            (1)           (14)      (15)
     Other short term borrowings                              -             7              7          (125)            19      (106)
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities             $1,361         $ 707         $2,068        $  659        $  (493)   $  166
-----------------------------------------------------------------------------------------------------------------------------------
     Change in net interest income                       $1,287         $(240)        $  925        $1,877        $(1,001)   $  998
===================================================================================================================================

Note: The combined effect on interest due to changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and the change due to rate.


Interest Rate Sensitivity

       An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. VCFC and its affiliated banks are subject to interest rate sensitivity to the degree that its interest-earning assets mature or re-price at a different time interval from that of its interest-bearing liabilities.

       The Corporation uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling.

       The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on net interest income and present value equity under varying market rate assumptions.

       The Corporation monitors exposure to gradual change in rates of up to 200 basis points up or down over a rolling 12-month period. The Corporation's policy limit for the maximum negative impact on net interest income, gap analysis and change in equity from a change in interest rates of 200 basis points over 12 months is 15%. Management has maintained a risk position well within these guideline levels during 2000.

       The following table illustrates the Corporation's market risk exposure as represented by the present value change in equity under various rate scenarios as of December 31, 2000.

                                                                               Current
                                       Minus 200 pts.     Minus 100 pts.     Fair Value     Plus 100 pts.     Plus 200 pts.
(Dollars in thousands)
Securities and other investments             $123,500           $121,967       $120,106          $117,853          $115,577
     Market value change                        3,392              1,860              -            (2,253)           (4,529)

Loans receivable                              315,999            310,641        304,652           298,151           291,945
     Market value change                       11,349              5,990              -            (6,503)          (12,708)

Total rate sensitive assets                   439,499            432,608        424,758           416,004           407,522
Other assets                                   31,118             31,118         31,118            31,118            31,118

Total assets                                  470,617            463,726        455,876           447,122           438,640
                                       --------------      -------------   ------------   ---------------    --------------

Deposits
   Rate sensitive                             348,279            342,788        337,471           332,321           327,330
     Market value change                       10,808              5,317              -            (5,150)          (10,142)
   Non rate sensitive                          53,850             52,398         51,012            49,687            48,420
     Market value change                        2,838              1,386              -            (1,325)           (2,592)

Total liabilities                             402,129            395,186        388,483           382,008           375,750
                                       --------------      -------------   ------------   ---------------    --------------

Present Value Equity                         $ 68,488           $ 68,540       $ 67,393          $ 65,114          $ 62,890
                                       ==============      =============   ============   ===============    ==============
     Market Value Change                     $  1,095           $  1,147       $      -          $ (2,279)         $ (4,503)
                                       ==============      =============   ============   ===============    ==============
          Percentage Change                      1.62%              1.70%             0%            -3.38%            -6.68%
                                       ==============      =============   ============   ===============    ==============

Non-interest Income

       Non-interest income consists of earnings generated primarily from service charges on deposit accounts, fiduciary income from trust operations, commissions on investment sales and gains on the sale of mortgage loans in the secondary market. Each major component of non-interest income exhibited growth in 2000 as compared to 1999 with the exception of fees on loans sold through mortgage operations, which decreased $303 thousand or 42.6% due primarily to the higher mortgage interest rate environment in 2000. Overall, the Corporation's non-interest income increased 4.1% to $3.462 million for the year ended December 31, 2000 compared to $3.327 million in 1999 and $2.934 million (13.4%) in 1998.
The increase in 1999 vs. 1998 can be attributed to mortgage operations, which was influenced by an active refinance market in 1999.


Non-interest Expense

       Non-interest expenses include personnel costs, occupancy and equipment costs, advertising and marketing costs, professional fees and other various operating costs. Non-interest expenses for 2000 were $13.627 million, compared to $12.650 million in 1999 and $11.401 million in 1998, respectively. The increase in 2000 compared to 1999 of $977 thousand or 7.7% was attributable to several factors, the most significant of which was $253 thousand in merger and restructuring costs. Excluding such nonrecurring costs for 2000 and 1999, non-interest expenses increased 6.8%, with personnel costs accounting for much of this increase. The increase in 1999 compared to 1998 of $1.249 million or 10.9% was attributable to infrastructure costs including the startup costs associated with one new retail branch and two trust offices, professional fees associated with personnel recruitment and the spin-off of Virginia Commonwealth Trust Company and personnel costs. VCFC's efficiency ratio, calculated as recurring non-interest expenses as a percentage of recurring non-interest income plus tax equivalent net interest income, was 61.40% in 2000, compared to 60.52% in 1999 and 56.16% in 1998.

Asset Quality/Provision for Loan Losses

       The allowance for loan losses provides for potential losses that are inherent in the loan portfolio. Provisions for loan losses are charged to operations to maintain the total allowance for loan losses at a level deemed appropriate by management. Each of VCFC's member banks have a formal loan review program that regularly reviews loans and assigns credit ratings or classifications based on estimated risk. Activities of the loan review program are reviewed with the Board of Directors monthly. Factors considered include historical loss experience, the volume and type of lending conducted, the value of non-performing assets and current and anticipated economic conditions. The allowance for loan losses is an estimation, and many other factors may determine the actual level of losses. The allowance is also subject to regulatory examinations and determination as to adequacy.

       The provision for loan losses for 2000 amounted to $670 thousand, a decrease of $167 thousand or 20.0%
compared to $837 thousand in 1999. The provision for 1999 compared to 1998 represented a decrease of $78 thousand or 8.5%. These decreases are consistent with decreasing charge-off experience, with net charge-offs of $261 thousand in 2000, $295 thousand in 1999 and $589 thousand in 1998. The ratio of net charge-offs to average outstanding loans was .09% in 2000, .11% in 1999 and .25% in1998. The excess of provisions over net charge-offs is consistent with the increase in the loan portfolio from year to year, with a ratio of allowance to gross loans receivable of 1.14% in 2000, 1.11% in 1999 and 1.00% in 1998.

       Management believes the allowance is adequate to absorb losses inherent in the loan portfolio. The Corporation does not anticipate that such provisions will have a material adverse impact on the results of operations in future periods.

                                                                         December 31
(In thousands)                                        2000     1999     1998     1997     1996
------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                    $3,080   $2,538   $2,212   $2,029   $2,122
Loans charged off:
  Commercial                                                33      152      286       97      203
  Real estate                                               31       56        7        1       57
  Installment                                              285      168      392      357      458
------------------------------------------------------------------------------------------------------
 Total loans charged off                                   349      376      685      455      718
------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                                 -        -        2       18        9
  Real estate                                               24        7        -        -       23
  Installment                                               64       74       94       69       55
------------------------------------------------------------------------------------------------------
 Total recoveries                                           88       81       96       87       87
------------------------------------------------------------------------------------------------------
   Net charge offs                                         261      295      589      368       63
   Provision for loan losses                               670      837      915      551      538
------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                  $3,489   $3,080   $2,538   $2,212   $2,029
------------------------------------------------------------------------------------------------------
Ratio of allowance for loan losses to
  total loans outstanding at end of year                  1.14%    1.11%    1.00%    0.98%    1.03%
------------------------------------------------------------------------------------------------------
Ratio of net charge offs (recoveries) to
  average loans outstanding during the year               0.09%    0.11%    0.25%    0.23%    0.33%
------------------------------------------------------------------------------------------------------

                                                                                    December 31
(In thousands)                                                   2000       1999       1998       1997       1996
-----------------------------------------------------------------------------------------------------------------
Allocation of allowance for possible
 loan losses, end of year
  Commercial, financial and agricultural                     $    766   $     87   $    129   $    119   $    238
  Real estate - construction                                      341          5         18         80         14
  Real estate - mortgage                                          672        165        295        261        164
  Installment loans to individuals                                300        120        141        147        113
  Unallocated                                                   1,410      2,703      1,955      1,605      1,500
-----------------------------------------------------------------------------------------------------------------
 Total allowance for loan losses                                3,489      3,080      2,538      2,212      2,029
-----------------------------------------------------------------------------------------------------------------
Percentage of loans in each category
 to total loans, end of year
  Commercial, financial and agricultural                       26,565     26,522     22,330     20,400     21,112
  Real estate - construction                                   28,021     22,911     24,070     24,043     13,343
  Real estate - mortgage                                      206,117    192,679    158,558    139,304    126,505
  Installment loans to individuals                             40,212     34,355     46,590     39,062     33,438
-----------------------------------------------------------------------------------------------------------------
  Total loans outstanding                                     300,915    274,053    251,548    222,809    194,398
                                                           ======================================================
Ratio of loans to total year-end loans
  Commercial, financial and agricultural                         8.83%      9.68%      8.88%      9.16%     10.86%
  Real estate - construction                                     9.31%      7.48%      9.57%     10.79%      6.86%
  Real estate - mortgage                                        68.50%     70.31%     63.03%     62.52%     65.08%
  Installment loans to individuals                              13.36%     12.54%     18.52%     17.53%     17.20%
                                                            ------------------------------------------------------
                                                               100.00%    100.00%    100.00%    100.00%    100.00%

       Non-performing assets consist of the Corporation's non-accrual loans and real estate owned. Loans are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans, which are carried on non-accrual status, interest is recognized on a cash basis.

       Real estate acquired by the member banks as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (OREO). Such real estate is initially recorded at the lower of cost or fair value less estimated selling costs. Further losses are recorded as charges to operations if management determines value of the OREO has deteriorated, or expenses associated with maintaining such property have been incurred. VCFC's OREO at December 31, 2000 amounted to $782 thousand, consisting primarily of residential real estate properties and building lots. The following table summarizes non-performing assets for the past five years.

                                                                                       December 31
(Dollars in thousands)                                 2000              1999              1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                   $   908           $   399           $   673           $   719           $   783
Other property owned                                    782               902               762               463               659
-----------------------------------------------------------------------------------------------------------------------------------
Total non-performimg assets                         $ 1,690           $ 1,301           $ 1,435           $ 1,182           $ 1,442
-----------------------------------------------------------------------------------------------------------------------------------
Loans past due 90 days
  accruing interest                                 $    20           $   257           $   742           $   803           $ 1,376
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses to
  non-accrual loans                                  384.25%           771.93%           377.12%           307.65%           259.26%
-----------------------------------------------------------------------------------------------------------------------------------
Non-performing assets to year-end
  loans and other property owned                       0.54%             0.47%             0.65%             0.52%             0.87%
-----------------------------------------------------------------------------------------------------------------------------------

Analysis of Financial Condition

       The Corporation had total assets of $459.221 million at December 31, 2000, an increase of 10.5% over 1999. Total assets for 1999 represented an increase of 4.8% over 1998. Balance sheet growth for 2000 was influenced by loan growth, which was funded primarily through deposit growth and borrowings from the FHLB of Atlanta. A broader franchise and stable economy for most of 2000 were positive factors.

Loan Portfolio

       At December 31, 2000, loans, net of unearned income and the allowance for loan losses, totaled $304.917 million, an increase of 11.04% from $274.604 million in 1999. The increase in loans was due principally to growth in our commercial real estate lending market, particularly through our Harrisonburg and Fredericksburg markets. The Corporation's member banks' loan portfolios continue to be primarily 1-4 family real estate, with construction and commercial real estate and consumer loans representing an increasing component. At December 31, 2000, off balance sheet unused loan commitments and standby letters of credit amounted to $47.919 million. These commitments may be secured or unsecured. On December 31, 2000, VCFC had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

       Residential real estate loans consist of fixed rate loans that have contractual maturities of one, three, or five years with balloon payments, and are secured by first liens on real estate, and adjustable rate mortgages are also offered. The Banks historically have limited their real estate lending to its market area and has applied conservative loan standards, which have, management believes, insured the quality of the loan portfolio. VCFC also makes real estate construction loans generally for residential and commercial construction purposes and for local construction projects with acceptable take out commitments. Real estate construction loans currently offered by the Banks generally have six month to nine-month terms. Construction loans outstanding total $28.021 million at December 31, 2000. VCFC also offers various types of installment loans including automobile, home improvement, equipment and personal loans.

       The following tables set forth the makeup and certain maturity for the loan portfolio at December 31, 2000.

                                                                          December 31
(Dollars in thousands)                       2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------
Real estate loans
 Construction                              $ 28,021        $ 20,497        $ 22,687        $ 22,565      $ 11,668
 Mortgage                                   206,117         192,679         174,324         151,988       140,409
Commercial loans                             22,339          23,152          17,680          17,779        18,202
Installment loans                            40,212          34,355          30,423          26,735        22,816
Other loans                                   4,226           3,370           3,993           3,269         3,699
------------------------------------------------------------------------------------------------------------------------
Total loans before deduction of
 unearned income                            300,915         274,053         249,107         222,336       196,794
Less: unearned income                          (606)           (606)           (420)           (359)         (367)
------------------------------------------------------------------------------------------------------------------------
Total loans before allowance
 for loan losses                            300,309         273,447         248,687         221,977       196,427
Less: allowance for loan losses              (3,489)         (3,080)         (2,538)         (2,212)       (2,029)
------------------------------------------------------------------------------------------------------------------------
Net loans                                   296,820         270,367         246,149         219,765       194,398
Loans held for sale                           8,097           4,237           5,400           3,044             -
------------------------------------------------------------------------------------------------------------------------
Total loans                                $304,917        $274,604        $251,549        $222,809      $194,398
------------------------------------------------------------------------------------------------------------------------

Information regarding the interest rate sensitivity of the loan portfolio is as follows:

                                                          After one but
                                             One year     but less than         After
(Dollars in thousands)                       or less        five years        five years         Total
----------------------------------------------------------------------------------------------------------
Real estate loans                           $55,372          $ 91,716           $86,283          $233,371
Commercial loans                             10,084             5,450             6,803            22,337
Installment loans                             6,032            30,483             3,555            40,070
Other loans                                   1,348             2,127               754             4,229
----------------------------------------------------------------------------------------------------------
Net loans (1)                                72,836           129,776            97,395           300,007
Loans held for sale                           8,097                                                 8,097
----------------------------------------------------------------------------------------------------------
Total loans                                 $80,933          $129,776           $97,395          $308,104
----------------------------------------------------------------------------------------------------------

(1) Excluding nonaccrual loans and before deduction of unearned income or the allowance for loan losses. Includes loans classified as impaired under FASB 114.


       At December 31, 2000, VCFC's aggregate commercial, financial, agricultural and real estate construction loans due after one year with adjustable rates amounted to $1.78 million, respectively, while such loan types due after one year with predetermined interest rates amounted to $25.666 million.

                                                               December 31, 2000
                                                 Commercial, financial           Real estate -
(Dollars in thousands)                             and agricultural              construction
------------------------------------------------------------------------------------------------
Within 1 year                                $    10,053                       $    16,863
Variable rate:
 Over one year through five years            $        76                       $     1,706
 Over five years                             $         -                       $         -
Fixed rate:
 Over one year through five years            $     7,915                       $     5,512
 Over five years                             $     8,661                       $     3,578

Securities

       Investment securities and securities available for sale totaled $109.502 million and comprised 23.85% of total assets at December 31, 2000, as compared with $106.010 million and 25.51% of assets at December 31, 1999. The Corporation's yield on its securities portfolio decreased slightly in 2000, with the portfolio yielding 6.28% in 2000 compared to 6.30% in 1999. The Corporation attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

The following table includes information with respect to the Corporation's securities portfolio at December 31, 2000.

                                                 December 31, 2000 (1)
----------------------------------------------------------------------------------------------------------------------
                                   1 Year             1 - 5             5 - 10           Over 10
(In thousands)                     or Less            Years             Years             Years             Total
----------------------------------------------------------------------------------------------------------------------
U. S. Treasuries:
   Amortized cost               $      4,013       $    2,505        $        -      $          -     $       6,518
   Weighted average yield               5.69%            5.42%             0.00%             0.00%             5.59%
U. S. Govt. Agencies:
   Amortized cost               $      8,574       $   38,684        $   11,180      $        906     $      59,344
   Weighted average yield               5.98%            6.09%             6.10%             6.10%             6.08%
Corporate Bonds:
   Amortized cost               $      1,499       $    9,450        $    1,517      $          -     $      12,466
   Weighted average yield               5.97%            6.52%             5.91%             0.00%             6.38%
Municipal Bonds:
   Amortized cost               $      1,575       $   12,407        $   13,662      $        519     $      28,163
   Weighted average yield               6.64%            6.67%             6.96%             7.42%             6.82%
Other Securities:
   Amortized cost               $          -       $      390        $        -      $      2,472     $       2,862
   Weighted average yield               0.00%            8.59%             0.00%            10.00%             8.59%
Total Securities:
   Amortized cost               $     15,661       $   63,436        $   26,359      $      3,897     $     109,353
   Weighted average yield               5.97%            6.26%             6.53%             8.75%             6.34%


(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis.


       At December 31, 2000 the Corporation had municipal obligations issued by the State of Virginia with an aggregate book value of $13.777 million and market value of $14.016 million.

Deposits

       The Corporation was able to achieve some deposit growth in 2000. Deposits at December 31, 2000 amounted to $389.896 million, an increase of $28.559 million or 7.9% over $361.337 million in 1999. Funds provided by the increase in deposits allowed the Corporation to fund its loan growth with retail deposits, limit the use of short term assets and higher cost borrowings, and better leverage its capital base in 2000. Non-interest bearing deposits increased by $11.048 million or 24.9% in 2000, which helped offset the higher cost associated with an increase of $15.0 million in certificates of deposit. The over all cost of deposit funds increased to 4.56% in 2000, compared to 4.26% in 1999 and 4.56% in 1998.

The following table illustrates average outstanding deposits and rates paid.

                                                           Years Ended December 31,
                                                 2000                1999                1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)                 Amount    Rate      Amount    Rate      Amount    Rate
---------------------------------------------------------------------------------------------
Non-interest-bearing
   demand accounts                   $   49,557     -     $  45,330     -     $  40,632     -
Interest-bearing accounts:
   Interest checking                     42,351  2.13%       40,243  1.95%       37,314  2.31%
   Money market                          46,695  3.30%       46,420  3.23%       36,564  3.48%
   Regular savings                       41,436  3.19%       40,643  3.19%       37,867  3.16%
   Time deposits:
     Less than $100,000                 153,218  5.55%      144,718  5.27%      137,302  5.48%
     $100,000 and over                   42,370  5.55%       35,842  5.18%       31,902  5.91%
---------------------------------------------------------------------------------------------
Total interest-bearing                  326,070  4.48%      307,866  4.24%      280,949  4.54%
---------------------------------------------------------------------------------------------
Total average deposits               $  375,627           $ 353,196           $ 321,581
---------------------------------------------------------------------------------------------

MATURITIES OF TIME DEPOSITS OF $100,000 AND OVER

(Dollars in thousands)
----------------------------------------------------------------------------
At December 31, 2000
  Within three months                                               $  7,462
  Three to six months                                                  6,259
  Six to twelve months                                                17,002
  Over twelve months                                                  17,046
                                                            ----------------
                                                                    $ 48,769
                                                            ================

GENERAL

Capital Adequacy

       Management seeks to maintain a capital structure that will maintain a level of capital that ensures the Corporation will meet regulatory requirements for a "well - capitalized" institution and absorb potential losses. In achieving this goal, management recognizes the need to obtain proper leveraging of its capital base to maximize shareholder value.

       Stockholders' equity as of December 31, 2000 of $49.960 million increased $2.772 million or approximately 5.9% from $47.188 million in 1999. The Corporation had a ratio of risk-weighted assets to total capital of 17.20% and 18.56% at December 31, 2000 and 1999, and a ratio of risk-weighted assets to Tier I capital of 16.08% and 17.44% at December 31, 2000 and 1999, respectively.

Liquidity

       Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Corporation's overall financial condition. The Corporation's primary source of liquidity is cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

       The Corporation has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 12.3% of total deposits primarily from established core depositors.

       In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which may arise, within realistic limitations.

New Accounting Pronouncements
Note 1 to the Consolidated Financial Statements is incorporated by reference and included herein.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       See "Interest Rate Sensitivity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors
Virginia Commonwealth Financial Corporation
Culpeper, Virginia

        We have audited the accompanying consolidated balance sheets of Virginia Commonwealth Financial Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 and 1998 financial statements of Caroline Savings Bank, a Company which was pooled with Virginia Commonwealth Financial Corporation in 2000, as explained in Note 2 to the consolidated financial statements, which statements are included in the restated 1999 and 1998 financial statements and reflect total assets and revenues constituting 10.57% and 11.68%, respectively, in 1999 and 11.03% and 12.15%, respectively, in 1998 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 1999 and 1998 insofar as it relates to the amounts included for Caroline Savings Bank, is based solely upon the report of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commonwealth Financial Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 11, 2001

               VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                                     Consolidated Balance Sheets
                                                      December 31, 2000 and 1999


        Assets                                                                          2000                      1999
                                                                                   -------------             -------------
Cash and due from banks                                                            $  14,558,451             $  14,398,891
Federal funds sold                                                                     8,250,519                 2,122,638
Interest-bearing deposits in banks                                                     2,702,336                    27,004
Securities (market value: 2000, $109,783,509
 1999, $105,735,041)                                                                 109,502,340               106,009,928
Loans held for sale                                                                    8,096,984                 4,236,949
Loans, net of allowance for loan losses of $3,488,795 in 2000
 and $3,079,889 in 1999                                                              296,820,269               270,367,324
Bank premises and equipment, net                                                      11,234,956                10,989,117
Interest receivable                                                                    3,316,662                 2,979,625
Other real estate owned                                                                  782,105                   902,371
Other assets                                                                           3,956,476                 3,545,548
                                                                                   -------------             -------------

         Total assets                                                              $ 459,221,098             $ 415,579,395
                                                                                   =============             =============

Liabilities and Stockholders' Equity

Liabilities
Deposits:
 Noninterest-bearing                                                               $  55,341,329             $  44,293,241
 Interest-bearing                                                                    334,554,445               317,043,836
                                                                                   -------------             -------------
         Total deposits                                                            $ 389,895,774             $ 361,337,077
Federal funds purchased and securities sold under
 agreement to repurchase                                                                      --                   396,000
Short-term borrowings                                                                    768,590                   907,620
Federal Home Loan Bank Advances                                                       14,380,000                 2,480,000
Interest payable                                                                       1,980,044                 1,321,149
Other liabilities                                                                      2,236,879                 1,949,796
Commitments and contingent liabilities                                                        --                        --
                                                                                   -------------             -------------
         Total liabilities                                                         $ 409,261,287             $ 368,391,642
                                                                                   -------------             -------------

Stockholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized,
 no shares issued and outstanding                                                  $          --             $          --
Common stock, par value $2.50 per share; 5,000,000 shares
 authorized;  2000, 2,314,800 shares issued and outstanding;
 1999, 2,356,784 shares issued and outstanding                                         5,787,001                 5,891,960
Capital surplus                                                                        9,679,716                10,540,842
Retained earnings                                                                     34,404,157                31,868,348
Accumulated other comprehensive income (loss), net                                        88,937                (1,113,397)
                                                                                   -------------             -------------
         Total stockholders' equity                                                $  49,959,811             $  47,187,753
                                                                                   -------------             -------------

         Total liabilities and stockholders' equity                                $ 459,221,098             $ 415,579,395
                                                                                   =============             =============

See Notes to Consolidated Financial Statements.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                       Consolidated Statements of Income
                 Years Ended December 31, 2000, 1999 and 1998


                                                                  2000                   1999                    1998
                                                              -----------             -----------             -----------
Interest Income
  Interest and fees on loans                                  $26,168,787             $23,256,237             $22,056,242
  Interest on deposits in other banks                             222,124                  54,394                  35,965
  Interest on investment securities:
    Taxable                                                       133,228                 144,715               1,035,189
    Nontaxable                                                  1,022,257               1,077,680                 866,066
  Interest and dividends on securities available
    for sale:
    Taxable                                                     4,565,904               4,662,223               4,122,362
    Nontaxable                                                    139,494                 123,728                 113,330
    Dividends                                                     135,973                 123,547                 114,309
  Interest on federal funds sold                                  634,514                 463,397                 690,528
                                                              -----------             -----------             -----------
        Total interest income                                 $33,022,281             $29,905,921             $29,033,991
                                                              -----------             -----------             -----------

Interest Expense
  Interest on deposits                                        $14,618,309             $13,061,608             $12,741,690
  Interest on federal funds purchased
    and securities sold under agreement
    to repurchase                                                  48,570                  39,580                  73,077
  Interest on short-term borrowings                                31,024                  24,234                 130,062
  Interest on FHLB advances                                       682,954                 184,848                 200,150
  Interest on note payable                                             --                   3,000                   2,088
                                                              -----------             -----------             -----------
        Total interest expense                                $15,380,857             $13,313,270             $13,147,067
                                                              -----------             -----------             -----------

        Net interest income                                   $17,641,424             $16,592,651             $15,886,924

Provision for loan losses                                         670,000                 836,734                 915,107
                                                              -----------             -----------             -----------

        Net interest income after
          provision for loan losses                           $16,971,424             $15,755,917             $14,971,817
                                                              -----------             -----------             -----------

Noninterest Income
  Service charges on deposit accounts                         $ 1,677,500             $ 1,394,669             $ 1,226,149
  Fees for trust services                                         754,271                 663,650                 519,818
  Investment fee income                                           228,922                 102,461                 148,019
  Other operating income                                          393,690                 496,199                 337,402
  Gain (loss) on sale of fixed assets                                  --                   2,000                 (78,283)
  Gain on sales of securities available
    for sale                                                      103,884                   3,695                 309,210
  (Losses) on other real estate owned                            (104,452)                (46,508)                (82,342)
  Fees on loans sold                                              408,124                 710,992                 553,697
                                                              -----------             -----------             -----------
        Total noninterest income                              $ 3,461,939             $ 3,327,158             $ 2,933,670
                                                              -----------             -----------             -----------

See Notes to Consolidated Financial Statements.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                       Consolidated Statements of Income
                                  (Continued)
                 Years Ended December 31, 2000, 1999 and 1998


                                                                        2000                   1999                   1998
                                                                     -----------            -----------            -----------
Noninterest Expenses
  Compensation and employee benefits                                 $ 7,677,362            $ 7,041,473            $ 6,082,430
  Net occupancy expense                                                  879,470                806,455                784,911
  Supplies and equipment expenses                                      2,042,373              1,758,058              1,533,553
  Merger and merger related expenses                                      56,370                 99,106                443,000
  Other operating expenses                                             2,971,210              2,944,418              2,557,121
                                                                     -----------            -----------            -----------
     Total noninterest expenses                                      $13,626,785            $12,649,510            $11,401,015
                                                                     -----------            -----------            -----------

     Income before income taxes                                      $ 6,806,578            $ 6,433,565            $ 6,504,472

Income tax expense                                                     1,895,828              1,810,539              1,957,448
                                                                     -----------            -----------            -----------

     Net income                                                      $ 4,910,750            $ 4,623,026            $ 4,547,024
                                                                     ===========            ===========            ===========

Earnings Per Share, basic                                            $      2.09            $      1.96            $      1.94
                                                                     ===========            ===========            ===========
Earnings Per Share, assuming dilution                                $      2.08            $      1.96            $      1.93
                                                                     ===========            ===========            ===========

See Notes to Consolidated Financial Statements.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

          Consolidated Statements of Changes in Stockholders' Equity
                 Years Ended December 31, 2000, 1999 and 1998




                                                                          Common           Capital          Retained
                                                                           Stock           Surplus          Earnings
                                                                       -----------      ------------     ------------
Balance, December 31, 1997                                             $ 5,786,902      $  9,455,098     $ 27,077,818
 Net income                                                                     --                --        4,547,024
 Other comprehensive income, net of tax:
   Unrealized holding gains arising during the period,
    net of tax of $330,976                                                      --                --               --
   Less reclassification adjustment, net of tax of $(105,031)                   --                --               --
   Other comprehensive income                                                   --                --               --
   Comprehensive income                                                         --                --               --
 Stock dividend                                                             34,646           313,594         (348,240)
 Stock options exercised                                                       875             5,525               --
 Cash paid in lieu of shares                                                    --                --           (4,541)
 Cash dividends                                                                 --                --       (1,592,011)
 Issuance of common stock under dividend reinvestment plan                  18,798           270,938               --
                                                                       -----------      ------------     ------------
Balance, December 31, 1998                                             $ 5,841,221      $ 10,045,155     $ 29,680,050
 Net income                                                                     --                --        4,623,026
 Other comprehensive (loss), net of tax:
   Unrealized holding losses arising during the period,
    net of tax benefit of $(1,004,352)                                          --                --               --
   Less reclassification adjustment, net of tax of $(1,256)                     --                --               --
   Other comprehensive (loss)                                                   --                --               --
   Comprehensive income                                                         --                --               --
 Cash dividends                                                                 --                --       (2,045,304)
 Cash paid in lieu of shares                                                    --                --           (5,901)
 Stock dividend                                                             36,339           347,184         (383,523)
 Stock options exercised                                                     2,593            14,507               --
 Issuance of common stock under dividend reinvestment plan                  11,807           133,996               --
                                                                       -----------      ------------     ------------
Balance, December 31, 1999                                             $ 5,891,960      $ 10,540,842     $ 31,868,348
 Net income                                                                     --                --        4,910,750
 Other comprehensive (loss), net of tax:
   Unrealized holding gains arising during the period,
    net of tax of $654,705                                                      --                --               --
   Less reclassification adjustment, net of tax of $(35,321)                    --                --               --
   Other comprehensive income                                                   --                --               --
   Comprehensive income                                                         --                --               --
 Cash dividends                                                                 --                --       (2,374,941)
 Cash paid in lieu of shares                                                  (709)          (18,982)              --
 Repurchase of common stock                                               (104,250)         (842,144)              --
                                                                       -----------      ------------     ------------
Balance, December 31, 2000                                             $ 5,787,001      $  9,679,716     $ 34,404,157
                                                                       ===========      ============     ============

                                                                             Accumulated
                                                                                Other
                                                                               Compre-
                                                                               hensive            Compre-
                                                                                Income            hensive
                                                                                (Loss)             Income             Total
                                                                            ------------       ------------       ------------
Balance, December 31, 1997                                                  $    400,264                          $ 42,720,082
 Net income                                                                           --       $  4,547,024          4,547,024
 Other comprehensive income, net of tax:
   Unrealized holding gains arising during the period,
    net of tax of $330,976                                                            --            642,482                 --
   Less reclassification adjustment, net of tax of $(105,031)                         --           (204,079)                --
                                                                                               ------------
   Other comprehensive income                                                    438,403       $    438,403            438,403
                                                                                               ------------
   Comprehensive income                                                               --       $  4,985,427                 --
                                                                                               ============
 Stock dividend                                                                       --                                    --
 Stock options exercised                                                              --                                 6,400
 Cash paid in lieu of shares                                                          --                               (4,541)
 Cash dividends                                                                       --                           (1,592,011)
 Issuance of common stock under dividend reinvestment plan                            --                               289,736
                                                                            ------------                          ------------
Balance, December 31, 1998                                                  $    838,667                          $ 46,405,093
 Net income                                                                           --       $  4,623,026          4,623,026
 Other comprehensive (loss), net of tax:
   Unrealized holding losses arising during the period,
    net of tax benefit of $(1,004,352)                                                --         (1,949,625)                --
   Less reclassification adjustment, net of tax of $(1,256)                           --             (2,439)                --
                                                                                               ------------
   Other comprehensive (loss)                                                 (1,952,064)      $ (1,952,064)        (1,952,064)
                                                                                               ------------
   Comprehensive income                                                               --       $  2,670,962                 --
                                                                                               ============
 Cash dividends                                                                       --                            (2,045,304)
 Cash paid in lieu of shares                                                          --                                (5,901)
 Stock dividend                                                                       --                                    --
 Stock options exercised                                                              --                                17,100
 Issuance of common stock under dividend reinvestment plan                            --                               145,803
                                                                            ------------                          ------------
Balance, December 31, 1999                                                  $ (1,113,397)                         $ 47,187,753
 Net income                                                                           --       $  4,910,750          4,910,750
 Other comprehensive (loss), net of tax:
   Unrealized holding gains arising during the period,
    net of tax  of $654,705                                                           --          1,270,897                 --
   Less reclassification adjustment, net of tax of $(35,321)                          --            (68,563)                --
                                                                                               ------------
   Other comprehensive income                                                  1,202,334       $  1,202,334          1,202,334
                                                                                               ------------
   Comprehensive income                                                               --       $  6,113,084                 --
                                                                                               ============
 Cash dividends                                                                       --                            (2,374,941)
 Cash paid in lieu of shares                                                          --                               (19,691)
 Repurchase of common stock                                                           --                              (946,394)
                                                                            ------------                          ------------
Balance, December 31, 2000                                                  $     88,937                          $ 49,959,811
                                                                            ============                          ============

See Notes to Consolidated Financial Statements.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 2000, 1999 and 1998

                                                                          2000                1999               1998
                                                                     ------------        ------------       ------------
Cash Flows from Operating Activities
Net income                                                           $  4,910,750        $  4,623,026       $  4,547,024
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation                                                            1,056,966             986,502            881,814
Provision for loan losses                                                 670,000             836,734            915,107
Deferred tax (benefit)                                                   (247,740)           (180,049)          (141,173)
Pension (income) expense                                                   31,950             (15,498)                --
Loss on other real estate owned                                           104,452              46,508             82,342
(Gain) loss on sale of equipment                                               --              (2,000)            78,283
(Gain) on sale of securities available for sale                          (103,884)             (3,695)          (309,210)
Fees on loans sold                                                       (408,124)           (710,992)          (553,697)
Proceeds from sale of loans                                            25,885,687          44,865,136         48,928,802
Purchase of loans for sale                                            (25,477,563)        (44,154,144)       (48,375,105)
Amortization of security premiums and accretion of
 discounts, net                                                            27,657              57,599             72,088
Amortization of organization expenses                                          --                  --             14,400
Changes in assets and liabilities:
(Increase) in interest receivable                                        (337,037)           (135,663)            (9,315)
(Increase) in other assets                                               (603,126)           (176,389)          (669,463)
Increase in interest payable                                              658,895             109,550            103,249
Increase in other liabilities                                             103,680               7,026            411,386
                                                                     ------------        ------------       ------------
     Net cash provided by operating activities                       $  6,272,563        $  6,153,651       $  5,976,532
                                                                     ------------        ------------       ------------

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale                  $  3,357,812        $  7,794,374       $ 12,353,184
Proceeds from maturities and principal payments of
 investment securities                                                  2,928,000           1,051,600          5,157,187
Proceeds from maturities and principal payments of
 securities available for sale                                         11,060,634          21,311,671         40,138,957
Purchase of investment securities                                      (1,463,590)         (2,522,375)       (11,483,544)
Purchase of securities available for sale                             (17,470,364)        (26,251,882)       (51,940,040)
Proceeds from sale of fixed assets                                             --               2,000            305,803
Purchase of premises and equipment                                     (1,313,567)         (1,088,438)        (2,259,689)
Additions to other real estate                                            146,441                  --            (65,001)
(Increase) decrease in cash surrender value of life insurance             (34,953)             21,581            (15,295)
Proceeds from sale of other real estate                                   277,120             751,731            431,777
Net (increase) in loans                                               (31,379,964)        (24,831,329)       (30,402,339)
                                                                     ------------        ------------       ------------
     Net cash used in investing activities                           $(33,892,431)       $(23,761,067)      $(37,779,000)
                                                                     ------------        ------------       ------------

See Notes to Consolidated Financial Statements.

            VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Continued)
                 Years Ended December 31, 2000, 1999 and 1998

                                                                               2000             1999                1998
                                                                         ---------------   --------------      --------------
Cash Flows from Financing Activities
 Net increase in demand, money market
   and savings deposits                                                   $    6,727,436   $   10,388,784      $   25,347,903
 Net increase in certificates of deposit                                      21,831,261        9,176,797          14,709,703
 Net (decrease) in federal funds
   purchased and securities sold under
   agreement to repurchase                                                      (396,000)        (909,031)         (1,996,006)
 Net (decrease) in short-term borrowings                                        (139,030)        (173,786)         (2,756,594)
 Principal payments on note payable                                                   --         (100,000)                 --
 Proceeds from Federal Home Loan Bank advances                                12,000,000        4,450,000           4,100,000
 Principal payments on Federal Home Loan Bank advances                          (100,000)      (4,530,000)         (4,880,000)
 Issuance of note payable                                                             --               --             100,000
 Issuance of common stock - dividend
   reinvestment plan                                                                  --          145,803             289,736
 Acquisition of common stock                                                    (946,394)              --                  --
 Proceeds from exercise of stock options                                              --           17,100               6,400

 Cash paid in lieu of fractional shares                                          (19,691)          (5,901)             (4,541)
 Cash dividends paid                                                          (2,374,941)      (2,045,304)         (1,592,011)
                                                                          --------------   --------------      --------------
       Net cash provided by financing activities                          $   36,582,641   $   16,414,462      $   33,324,590
                                                                          --------------   --------------      --------------

       Increase (decrease) in cash and cash equivalents
                                                                          $    8,962,773   $   (1,192,954)     $    1,522,122

Cash and Cash Equivalents
 Beginning                                                                    16,548,533       17,741,487         16,219,365
                                                                          --------------   --------------      --------------
 Ending                                                                   $   25,511,306   $   16,548,533     $   17,741,487
                                                                          ==============   ==============      ==============
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest                                                             $   14,721,962   $   12,994,119     $   12,843,609
                                                                          ==============   ==============      ==============

     Income taxes                                                         $    2,140,000   $    2,103,145     $    2,267,732
                                                                          ==============   ==============      ==============
Supplemental Schedule of Noncash
 Investing Activities

   Other real estate acquired in settlement of loans                      $      104,102   $      975,600     $      747,942
                                                                          ==============   ==============      ==============
   Unrealized gain (loss) on securities available for sale
                                                                          $    1,828,703   $   (2,971,180)    $      670,784
                                                                          ==============   ==============      ==============

   Transfer of securities from held to maturity to
     available for sale                                                   $           --   $           --      $  19,504,568
                                                                          ==============   ==============       =============


See Notes to Consolidated Financial Statements.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

          General

               Virginia Commonwealth Financial Corporation (the "Corporation") is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Corporation owns Second Bank & Trust and its subsidiary, Second Services Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Caroline Savings Bank and its subsidiary, Caroline Financial Services Corporation; and Virginia Commonwealth Trust Company. Caroline Savings Bank and its subsidiary were merged into the Corporation in a pooling of interests transaction consummated on February 14, 2000 and Virginia Heartland Bank and its subsidiary were merged into the Corporation in a pooling of interests transaction consummated on October 9, 1998, both of which are more fully described in Note 2 to the Consolidated Financial Statements. The consolidated statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

               The Corporation, through its member banks, provides a full array of banking services through fourteen retail offices serving the counties of Culpeper, Orange, Madison, Rockingham, Spotsylvania, Caroline, Stafford and the City of Fredericksburg. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, commercial and consumer loans. The Corporation also provides a network of automated transaction locations, phone banking and introduced a transactional internet banking product in 2000. Banking services include a full array of trust and investment services. During 2000, the Corporation invested in a multi-bank consortium that has acquired four Virginia based insurance agencies. The Corporation anticipates the public introduction of a full range of insurance products during 2001.

          Basis of Presentation

               The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to accepted practice within the banking industry. The following is a description of the more significant of those policies and practices.

          Risks and Uncertainties

               In its normal course of business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets. Credit risk is the risk of default on the Corporation's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, securities and the valuation of real estate held by the Corporation.

       The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2000, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.

       The Corporation is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Corporation undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators' judgments about information available to them at the time of their examinations.

     Securities

       Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

       Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Loans

       The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation's market area.

       Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

       The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

       Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

       Loans Held for Sale

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

       Bank Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the straight-line method.

        Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

       Income Taxes

        Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

       Retirement Plans

        The Corporation has a noncontributory, defined benefit pension plan covering employees meeting certain age and service requirements. The Corporation computes the net periodic pension cost of the plan in accordance with FASB No. 87, "Employers' Accounting for Pensions."

       Earnings Per Share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury method.

       Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.
         Generally, federal funds are purchased and sold for one-day periods.

       Trust Assets

         Securities and other property held by the Virginia Commonwealth Trust Company in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying consolidated financial statements.

       Other Real Estate

         Real estate acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

       Advertising

         The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $178,964, $177,727 and $231,279 were incurred in 2000, 1999 and 1998, respectively.

       Reclassifications

         Certain reclassifications have been made to prior period balances to conform to the current year provisions.

       Use of Estimates

         In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Corporation adopted this Statement effective January 1, 2001 and transferred securities with a book value of $22,039,801 and a market value of $22,320,970 to the available for sale category. Since the Corporation does not use derivative instruments and strategies, the adoption of the Statement did not have any effect on earnings or financial position.

  Note 2.  Business Combinations


         On February 14, 2000, the Corporation acquired Caroline Savings Bank
         (CSB), by exchanging 310,246 shares of its common stock for all of the stock of CSB in a transaction accounted for as a pooling-of-interests. All prior financial statements have been restated to include CSB. The results of operations of the separate companies for periods prior to the combination are summarized as follows:


                                                   Total     Total    Net
                                                   Assets   Income   Income
                                                  --------  -------  ------
                                                          (thousands)
          Year ended December 31, 1999:
            VCFC                                  $371,657  $29,351  $4,487
            CSB                                     43,922    3,882     136

          Year ended December 31, 1998:
            VCFC                                  $352,813  $28,089  $4,191
            CSB                                     43,740    3,885     357

         On October 9, 1998, Second National Financial Corporation (SNFC) effected a business combination with Virginia Heartland Bank (VHB) by exchanging 533,716 shares of its common stock for all of the stock of VHB. The principal business of VHB is community banking. On the effective date of the business combination, SNFC changed its name to Virginia Commonwealth Financial Corporation. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include VHB. The results of operations of the separate companies for the period prior to the combination are summarized as follows:

                                                    Total     Total    Net
                                                    Assets   Income   Income
                                                   --------  -------  ------
                                                           (thousands)
          Nine months ended September 30, 1998:
            SNFC                                   $239,437  $14,283  $2,586
            VHB                                     104,480    6,353     664

Note 3.  Cash and Due From Banks

         The Corporation is required to maintain reserve balances with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2000 and 1999, the aggregate amounts of daily average required balances were approximately $2,346,000 and $1,515,000 respectively.

                  Notes to Consolidated Financial Statements


Note 4.    Securities

        The amortized cost and fair value of securities available for sale as of December 31, 2000 and 1999, are as follows:

                                    Gross       Gross
                                  Amortized   Unrealized   Unrealized      Fair
                                    Cost        Gains       (Losses)       Value
                                 -----------  ----------  ------------  -------------
                                                        2000
                                 ----------------------------------------------------

          U.S. Treasury
           securities           $  6,518,347   $  33,841   $        --   $  6,552,188
          U.S. Government
           agencies               43,046,299     148,707      (156,025)    43,038,981
          State and political
           subdivisions            5,549,152      49,451       (11,207)     5,587,396
          Corporate bonds         11,481,939      71,464      (408,275)    11,145,128
          Mortgage-backed
           securities             18,245,127      95,585       (35,786)    18,304,926
          Equity securities          501,585     446,931       (85,000)       863,516
          Other                    1,970,404          --            --      1,970,404
                                ------------   ---------   -----------  -------------
                                $ 87,312,853   $ 845,979   $  (696,293)  $ 87,462,539
                                ============   =========   ===========  =============
                                                        1999
                                 ----------------------------------------------------
          U.S. Treasury
           securities           $ 10,535,666   $   7,571  $    (56,517)  $ 10,486,720
          U.S. Government
           agencies               38,858,209          --    (1,149,294)    37,708,915
          State and political
           subdivisions            4,640,589       2,812      (115,240)     4,528,161
          Corporate bonds          9,566,772          --      (312,753)     9,254,019
          Mortgage-backed
           securities             18,477,307       2,197      (414,734)    18,064,770
          Equity securities          504,814     461,941      (105,000)       861,755
          Other                    1,589,176          --            --      1,589,176
                                ------------   ---------  ------------   ------------
                                $ 84,172,533   $ 474,521  $ (2,153,538)  $ 82,493,516
                                ============   =========  ============   ============

                  Notes to Consolidated Financial Statements

          The amortized cost and fair value of securities available for sale as of December 31, 2000, by contractual maturity are shown below.

                                            Amortized     Fair
                                              Cost       Value
                                         -----------  -----------

          Due in one year or less       $ 13,354,235  $ 13,365,239
          Due after one year
           through five years             48,052,445    47,746,321
          Due after five years
           through ten years               4,774,084     4,796,793
          Due after ten years                414,973       415,340
          Equity securities                  501,585       863,516
          Other                            1,970,404     1,970,404
          Mortgage-backed securities      18,245,127    18,304,926
                                        ------------  ------------
                                        $ 87,312,853  $ 87,462,539
                                        ============  ============

        Proceeds from sales of securities available for sale during 2000, 1999 and 1998 were $3,357,812, $7,794,374 and $12,353,184. Gross realized gains of $151,725, $5,937 and $313,907 and gross realized losses of $47,841, $2,242 and $4,697 were recognized on those sales. The tax provision applicable to these net realized gains amounted to $35,321, $1,256 and $105,031, respectively.

        Securities with amortized cost of $12,401,670 and $14,887,149 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

        The amortized cost and fair value of securities being held to maturity as of December 31, 2000 and 1999, are as follows:

                               Gross       Gross
                             Amortized   Unrealized  Unrealized      Fair
                               Cost        Gains      (Losses)       Value
                            -----------  ----------  -----------  --------------
                                                 2000
                            ----------------------------------------------------

          Obligations of
           states and
           political
           subdivisions    $ 22,039,801    $ 328,937    $ (47,768)  $ 22,320,970
                           ============    =========    ==========  ============

                                                 1999
                            ----------------------------------------------------

          Obligations of
           states and
           political
           subdivisions    $ 23,516,412    $ 140,299    $ (415,186) $ 23,241,525
                           ============    =========    ==========  ============

                  Notes to Consolidated Financial Statements

        The amortized cost and market value of securities being held to maturity as of December 31, 2000, by contractual maturity are shown below.


                                            Amortized           Fair
                                              Cost             Value
                                            ---------        --------
             Due in one year or
              less                        $  1,224,796  $  1,225,803
             Due after one year
              through five years             8,907,620     8,977,813
             Due after five years
              through ten years             11,803,344    12,012,922
             Due after ten years               104,041       104,432
                                          ------------  ------------
                                          $ 22,039,801  $ 22,320,970
                                          ============  ============


Note 5.    Loans

 Major classifications of loans are as follows:

                                                                                      December 31,
                                                                               --------------------------
                                                                                 2000           1999
                                                                               -----------   ------------
                                                                                       (thousands)
      Mortgage loans on real estate:
       Construction and land development                                    $    28,021   $    20,497
       Farm land                                                                  1,516         1,600
       1-4 family residential                                                   119,163       104,590
       Multifamily, nonresidential and junior liens                              85,438        86,489
      Loans to farmers (except secured by real estate)                              163           156
      Commercial loans (except secured by real estate)                           22,176        22,996
      Consumer installment loans                                                 40,212        34,355
      All other loans                                                             4,226         3,370
                                                                            -----------   -----------
        Total loans                                                         $   300,915   $   274,053
      Less:  Allowance for loan losses                                            3,489         3,080
        Unearned loan fees                                                          606           606
                                                                            -----------   -----------
        Loans, net                                                          $   296,820   $   270,367
                                                                            ===========   ===========

                       Notes to Consolidated statements


Note 6.   Allowance for Loan Losses

          Changes in the allowance for loan losses were as follows:

                                                   December 31,
                                        ----------------------------------
                                          2000         1999          1998
                                        --------     --------      --------
                                                   (thousands)

         Balance at beginning
          of year                       $  3,080     $  2,538      $  2,212
         Recoveries                           88           81            96
         Provision for loan losses           670          837           915
         Charge-offs                        (349)        (376)         (685)
                                        --------     --------      --------
         Balance at end of year         $  3,489     $  3,080      $  2,538
                                        ========     ========      ========

         Information about impaired loans is as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2000             1999
                                                    -----------       ---------
            Impaired loans for which an
             allowance has been provided             $ 1,517,218      $ 175,964
            Impaired loans for which no
             allowance has been provided                 288,015         37,101
                                                     -----------      ---------
               Total impaired loans                  $ 1,805,233      $ 213,065
                                                     ===========      =========
            Allowance provided for
             impaired loans, included in
             the allowance for loan losses           $   489,384      $  45,136
                                                     ===========      =========

                                                    Years Ended December 31,
                                               ---------------------------------
                                                  2000        1999       1998
                                               -----------  --------   ---------

            Average balance in impaired
             loans                             $1,648,036   $288,953   $530,559
                                               ==========   ========   ========

            Interest income recognized on
               impaired loans                  $  193,166   $ 18,381   $ 41,371
                                               ==========   ========   ========

            Interest income recognized on a
              cash basis on impaired loans     $  187,467   $ 18,154   $ 41,371
                                               ==========   ========   ========

        No additional funds are committed to be advanced in connection with impaired loans.

        Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $787,080 and $294,647 at December 31, 2000 and 1999. If interest on these loans had been accrued, such income would have approximated $135,384 and $19,913, respectively.

                  Notes to Consolidated Financial Statements

Note 7.   Related Party Transactions

        The Securities and Exchange Commission requires disclosure of loans which exceed $60,000 to Executive Officers and Directors of the Corporation or to their associates. Such loans were made on substantially the same terms as those prevailing for comparable transactions with similar risk. At December 31, 2000 and 1999, these loans totaled $6,940,553 and $6,544,333, respectively. During 2000, total principal additions were $13,503,141 and total principal payments were $13,106,921.


Note 8.   Bank Premises and Equipment, Net

        A summary of the cost and accumulated depreciation of bank premises and equipment follows:


                                                  December 31,
                                           ------------------------
                                               2000         1999
                                           -----------  -----------

          Bank premises                    $ 9,247,557  $ 9,208,535
          Leasehold improvements               970,248      970,248
          Furniture and equipment            7,189,732    6,680,000
          Construction in progress             550,309       17,768
                                           -----------  -----------
                                           $17,957,846  $16,876,551
          Less accumulated depreciation
            and amortization                 6,722,890    5,887,434
                                           -----------  -----------
                                           $11,234,956  $10,989,117
                                           ===========  ===========

        Depreciation and amortization expense amounted to $1,056,966, $986,502 and $881,814 for 2000, 1999 and 1998, respectively.


Note 9. Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more, was $47,769,271 and $36,948,176 at December 31, 2000 and 1999,
        respectively.

        At December 31, 2000, the scheduled maturities of time deposits are as follows:

          2001                   $135,143,638
          2002                     36,873,210
          2003                     13,695,387
          2004                      6,708,432
          2005                     12,716,245
          2006 and thereafter          48,241
                                 ------------
                                 $205,185,153
                                 ============

                  Notes to Consolidated Financial Statements


Note 10.  Short-Term Borrowings

          Second Bank & Trust has an agreement with the Federal Reserve Bank where it can borrow funds deposited by customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The maximum amount available under this agreement is $1,000,000. The balance outstanding as of December 31, 2000 and 1999 was $768,590 and $907,620, respectively.

          Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date.

Note 11.  Federal Home Loan Bank Advances

          The Corporation's fixed-rate, long-term debt of $14,380,000 at December 31, 2000 matures through 2010. At December 31, 2000, the interest rates on fixed-rate, long-term debt ranged from 6.58% to 7.07%. The interest rate was 6.60% at December 31, 1999. One advance totaling $320,000 at December 31, 2000 requires quarterly principal payments totaling $80,000 annually plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity.

          The contractural maturities of long-term debt are as follows:

             2001                                      $ 2,080,000
             2002                                           80,000
             2003                                        3,080,000
             2004                                           80,000
             2005                                        4,060,000
             2010                                        5,000,000
                                                       -----------
                                                       $14,380,000
                                                       ===========

Note 12.  Stock-Based Compensation

          The Corporation has a stock-based compensation plan which is described below. Grants under this plan is accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plan. Had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                     2000         1999        1998
                                  ----------   ----------  ----------
          Net income:
           As reported            $4,910,750   $4,623,026  $4,547,024
           Pro forma              $4,812,069   $4,621,326  $4,544,724

                  Notes to Consolidated Financial Statements

                                          2000         1999        1998
                                       ----------   ----------  ----------

          Basic earnings per share:
            As reported                  $2.09        $1.96        $1.94
            Pro forma                    $2.05        $1.96        $1.94

          Diluted earnings per share:
            As reported                  $2.08        $1.96        $1.93
            Pro forma                    $2.04        $1.96        $1.93

          In 1998, the Corporation adopted an incentive stock option plan under which options may be granted to key employees for purchase of the Corporation's common stock. The plan reserves for issuance 100,000 shares of the Corporation's common stock with a ten year term. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options vest over a three-year period. The options will expire in no more than ten years after the date of grant.

          Options associated with CSB were adjusted to reflect the merger exchange. CSB's plan was terminated through the merger and the options are reflected in the Corporation's plan.

          The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998, respectively: price volatility of 23.80%, 14% and 24%, risk-free interest rates of 6.49%, 5.75% and 6.375%, dividend rate of 3.52% and expected lives of 10 years.

          A summary of the status of the plan at December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is as follows:

                                                2000                             1999                          1998
                                    -----------------------------    ----------------------------  -------------------------------
                                                      Weighted                        Weighted                         Weighted
                                       Number         Average           Number        Average         Number           Average
                                     of Shares     Exercise Price     of Shares    Exercise Price    of Shares      Exercise Price
                                    ------------  ---------------    ------------  --------------  -------------  ----------------
Outstanding at beginning of year          11,138           $16.34         11,937           $16.30        11,953             $16.26
Granted                                   50,270            20.94            238            20.10           334              19.15
Exercised                                     --                           1,037            16.48           350              18.28
                                         -------                         -------                        -------
Outstanding at end of year                61,408            20.08         11,138            16.34        11,937              16.30
                                         =======                         =======                        =======

Exercisable at end of year                27,895                          11,138                         11,937
                                         =======                         =======                        =======
Weighted-average fair value per
 option of options granted during
 the year                                $  5.89                           $8.54                          $8.13
                                         =======                         =======                        =======

                  Notes to Consolidated Financial Statements

         A further summary about the options outstanding and exercisable at December 31, 2000 is as follows:

                              Options Outstanding                                            Options Exercisable
--------------------------------------------------------------------------    -------------------------------------------------

 Weighted                                                                                          Weighted
  Average                                                       Weighted                           Average          Weighted
 Remaining              Range of                                 Average                          Remaining          Average
Contractual             Exercise               Number           Exercise           Number        Contractual        Exercise
   Life                   Price             Outstanding          Price          Exercisable         Life             Price
-----------         -----------------     --------------     -------------    --------------   --------------     -------------
9.75 years               $      20.21             50,270           $20.94               --             --            $      --
9 years                         20.10                238            20.10              238        9 years                20.10
8 years                         19.14                334            19.14              334        8 years                19.14
7 years                         18.73              1,322            18.73            1,322        7 years                18.73
6 years                   16.61-16.64              1,919            16.61            1,919        6 years                16.61
5 years                   15.54-15.57              7,325            15.57            7,325        5 years                15.57

Note 13.  Employee Benefit Plans

          The Corporation and its banking subsidiaries maintain several tax qualified and non-qualified employee benefit plans for employees, which benefit plans are described below.

          The Corporation has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee's period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. A participant who terminates employment with 2 or more years of service will be entitled to a benefit. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service.


                  Notes to Consolidation Financial Statements

     Information about the plan follows:

                                         2000       1999         1998
                                      ---------  ----------   ----------
Change in Benefit Obligation
  Benefit obligation, beginning       $3,198,432   $2,789,715   $2,494,895
  Service cost                           192,112      108,706       64,747
  Interest cost                          208,920      188,812      167,832
  (Gain) due to Plan Amendment          (172,182)          --           --
  Actuarial (gain) loss                 ( 81,864)     295,777      260,261
  Benefits paid                         (198,128)    (184,578)    (198,020)
                                      ----------   ----------   ----------
  Benefit obligation, ending          $3,147,290   $3,198,432   $2,789,715
                                      ----------   ----------   ----------

Change in Plan Assets
  Fair value of plan assets,
   beginning                          $4,109,852   $4,010,985   $3,309,339
  Actual return on plan assets           298,423      283,445      899,666
  Benefits paid                         (198,128)    (184,578)    (198,020)
                                      ----------   ----------   ----------
  Fair value of plan assets,
   ending                             $4,209,967   $4,109,852   $4,010,985
                                      ----------   ----------   ----------

  Funded status                       $1,062,677   $  911,420   $1,221,270
  Unrecognized net actuarial gain       (687,343)    (665,781)    (991,794)
  Unrecognized net obligation at
   transition                           (129,007)    (172,010)    (215,013)
  Unrecognized prior service cost        262,956      471,391      519,123
                                      ----------   ----------   ----------
  Accrued benefit cost included in
   other liabilities                  $  509,283   $  545,020   $  533,586
                                      ==========   ==========   ==========

Components of Net Periodic
 Benefit Cost
  Service cost                        $  192,112   $  108,706   $   64,747
  Interest cost                          208,920      188,812      167,832
  Expected return on plan assets        (341,559)    (274,301)    (224,843)
  Amortization of prior service
   cost                                   36,253       47,732       47,732
  Amortization of net obligation
   at transition                         (43,003)     (43,003)     (43,003)
  Recognized net actuarial gain          (16,986)     (39,380)     (16,420)
                                      ----------   ----------   ----------
  Net periodic benefit cost
   (income)                           $   35,737   $  (11,434)  $   (3,955)
                                      ==========   ==========   ==========

Weighted-Average Assumptions
 as of December 31
  Discount rate                             7.50%        7.00%        7.00%
  Expected return on plan assets            8.50%        7.00%        7.00%
  Rate of compensation increase             5.00%        5.00%        5.00%

                  Notes to Consolidation Financial Statements


        The Corporation established a 401(k) Savings Plan for all affiliates effective January 1, 2000. The plan's primary purpose is to allow employees to save for retirement on a pre-tax basis. The plan provides for matching contributions by the Corporation equal to 50% of the first 6% of salary reduction contributions made by the employee. The plan also provides for discretionary contributions to be made by the Corporation and allocated to participant accounts in proportion to the participant's compensation. Caroline Savings Bank employees will join this plan effective January 1, 2001. The Corporation contributed a matching contribution of $106,421 for the year ended December 31, 2000 and VCFC's affiliates made contributions of $139,188 and $112,158 to their respective plans for the years ended December 31, 1999 and 1998, respectively.

        The Corporation has an Employee Stock Ownership Plan ("ESOP") under section 401(e) of the Internal Revenue Code. Funds contributed by the Corporation to the plan are allocated to participants in the plan in the ratio which the compensation of each participant bears to the total compensation of all the participants. Effective January 1, 2000, the ESOP plan assets were frozen and no future Corporation contributions are anticipated. The Corporation contributed $68,506 and $63,027 to the plan for the years ended December 31, 1999 and 1998, respectively.

        The Corporation has a Non-Qualified Directors Deferred Compensation Plan for Directors. This plan allows for the deferral of pre-tax income associated with payment of director fees. Directors may elect to defer all or a portion of their annual directors fees. Monthly board fees are contributed directly to a trust with various investment options, and are held until such time the director is entitled to receive a distribution.

        Second Bank & Trust has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees of the Bank selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation, plus a Bank percentage matching contribution of the deferred amount, for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control. The deferred compensation charged to expense totaled $11,529, $10,217 and $7,250 for the three years ended December 31, 2000, respectively.

        Second Bank & Trust has a profit sharing plan under which employees of the Bank receive compensation directly related to the profitability of the Bank. Compensation under the plan is calculated and approved by the Board of Directors of the Bank. Amounts charged to operations were $235,000, $219,000 and $205,000 in 2000, 1999 and 1998, respectively.

        Virginia Heartland Bank has entered into supplemental retirement agreements with the Bank's former Chairman and President which provide benefits payable over fifteen years to begin at age sixty and sixty-five, respectively. The agreement calls for Virginia Heartland Bank to pay each $45,000 for fifteen years upon retirement. The present value of the estimated liability under the agreements is being accrued using a discount rate of 10% and 7.5%, respectively, ratably over the remaining years to the date of eligibility for benefits. The deferred compensation expense charged to expense totaled $38,362, $39,048 and $150,682 for the three years ended December 31, 2000.

                  Notes to Consolidation Financial Statements



        Caroline Savings Bank has a profit sharing plan covering all eligible employees. Contributions are at the discretion of the Board of Directors. No contributions were made for the three-year period ended December 31, 2000. The Bank also maintains a 401(k) plan, which covers substantially all employees. Under the plan, employees may elect to defer a portion of their salary on a pretax basis, and the Bank will match the contribution up to 3% of the employee's salary. The Bank may make voluntary contributions to the Plan at any time. The Bank made matching contributions of $15,925, $13,930 and $12,672 for the three years ended December 31, 2000.



Note 14.    Income Taxes

        Net deferred tax assets consist of the following components as of December 31, 2000 and 1999:


                                     2000          1999
                                  ----------   ----------
Deferred tax assets:
 Reserve for loan losses          $  755,510  $  593,729
 Securities available for sale            --     565,619
 Nonaccrual loan interest             35,733      28,794
 Deferred compensation               383,141     300,610
 Other                                70,252      66,899
                                  ----------  ----------
                                  $1,244,636  $1,555,651
                                  ----------  ----------
Deferred tax liabilities:
 Accrued pension asset            $  174,444  $  185,307
 Premises and equipment              196,701     216,055
 Securities available for sale        50,888          --
 FHLB stock dividends                 57,460      61,482
 Other                                54,741      13,638
                                  ----------  ----------
                                  $  534,234  $  476,482
                                  ----------  ----------

                                  $  710,402  $1,079,169
                                  ==========  ==========

        The income tax expense charged to operations for the years ended December 31, 2000, 1999 and 1998, consists of the following:


                                   2000        1999         1998
                                 ---------  ----------   ----------
   Current tax expense         $2,143,568   $1,990,588   $2,098,621
   Deferred tax (benefit)        (247,740)    (180,049)    (141,173)
                               ----------   ----------   ----------
                               $1,895,828   $1,810,539   $1,957,448
                               ==========   ==========   ==========

                  Notes to Consolidated Financial Statements

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2000, 1999 and 1998, due to the following:

                                                 2000                              1999                        1998
                                        ---------------------          --------------------------     ---------------------
                                          Amount       Rate              Amount           Rate          Amount      Rate
                                        ----------   --------          ----------     -----------     ----------  ---------
Computed "expected" tax expense         $2,314,237       34.0%         $2,187,412            34.0%    $2,211,520       34.0%
 Increase (decrease) in income
   taxes resulting from:
     Tax-exempt interest income           (410,836)      (6.0)           (413,377)           (6.4)      (323,852)      (5.0)
     Merger costs                           19,166         .3              33,696              .5        108,970        1.7
     Other, net                            (26,739)       (.4)              2,808             - -        (39,190)       (.6)
                                        ----------   --------          ----------     -----------     ----------  ---------
                                        $1,895,828       27.9%         $1,810,539            28.1%    $1,957,448       30.1%
                                        ==========   ========          ==========     ===========     ==========  =========

Note 15.  Earnings Per Share

          The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all years reported have been restated giving effect to the business combinations explained in Note 2. Potential dilutive common stock had no effect on income available to common stockholders.

                                              2000                               1999                           1998
                                  -----------------------------       ---------------------------     -----------------------
                                                     Per Share                          Per Share                   Per Share
                                      Shares          Amount             Shares          Amount         Shares       Amount
                                  -------------    ------------       -----------    ------------     ----------   ----------
Basic earnings per share              2,353,012    $       2.09         2,356,060    $       1.96      2,347,395   $     1.94
                                                   ============                      ============                  ==========

Effect of dilutive securities:
  Stock options                          4,018                              4,839                          6,244
                                  ------------                         ----------                     ----------

Diluted earnings per share           2,357,030     $      2.08          2,360,899    $       1.96      2,353,639   $     1.93
                                  ============     ===========         ==========    ============     ==========   ==========

          In 2000, stock options representing 24,070 shares were not included in the calculation of earnings per share as their effect would have been anti-dilutive.


Note 16.  Commitments and Contingent Liabilities

          Second Bank and Trust has entered into two long-term banking facility leases. The first lease was entered into on September 18, 1985. The lease provides for an original twenty year term with renewal options of four additional periods of five years. Annual rent currently is $31,104 with an adjustment at renewal based on the Consumer Price Index.

                  Notes to Consolidated Financial Statements

          The second lease for a future branch site was entered into on February 1, 1999. The lease provides for an original ten year term with the right to renew for an additional five year period. Annual rent was $21,060 until branch renovations were completed and then increased to an amount not to exceed $42,000. At the time of renewal the rental amount will increase by 5%.

          Virginia Heartland Bank rents its principal location in Fredericksburg from a related party under an operating lease. In 1997, the Bank exercised a renewal option extending the expiration period to March 31, 2008. The annual rent under the renewal option is $60,900 with annual increases of 3% per year for each year of the renewal term commencing April 1, 1999. The Bank has an additional ten-year renewal option that remains unexercised under the terms of the lease.

          Virginia Heartland Bank entered into a long-term lease for a future branch site on November 15, 1999. The term of the lease is twenty-five years commencing on the earlier of 90 days after the signing of the lease or the date the branch opens for business with the general public. Annual rent is $60,000 for the first five years and will increase by 10% each five years thereafter. Construction in progress on this branch at December 31, 2000 totaled $506,269.

          Virginia Heartland Bank also leases a branch site in Spotsylvania County. The lease requires monthly lease payments of $2,892 during the first five years, $3,167 per month during the next five years, and $3,298 per month during the remaining twenty years. The lease expires on January 31, 2026.

          Total rent expense was $216,035, $96,970 and $91,558 for 2000, 1999 and 1998, respectively, and was included in occupancy expense.

          The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

               2001                  $  174,968
               2002                     177,166
               2003                     179,148
               2004                     181,190
               2005                     183,292
               Thereafter             1,091,327
                                     ----------
                      Total          $1,987,091
                                     ==========

          On November 14, 2000, Second Bank & Trust entered into an agreement to remodel the main office and corporate headquarters located in Culpeper, Virginia. The contract sum is $619,500 subject to additions and deletions as provided in the contract documents. As of December 31, 2000, construction in progress totaled $44,040 for the renovation project. The contract calls for substantial completion within 150 days after the date of the contract.

          In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

          See Note 19 with respect to financial instruments with off-balance-sheet risk.

Note 17.  Restrictions on Transfers to Parent

          Federal and state banking regulations place certain restrictions on dividends paid and loans or

                  Notes to Consolidated Financial Statements

          advances made by the Banks to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Banks, and loans or advances are limited to 10 percent of the Banks' capital stock and surplus on a secured basis.

          Transfers of funds from the banking subsidiaries to the Parent Corporation in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. During 2000, the banking subsidiaries transferred $3,950,000 to the Parent Corporation as working capital. As of December 31, 2000, the aggregate amount of additional unrestricted funds which could be transferred from the banking subsidiaries to the Parent Corporation without prior regulatory approval totalled $6,399,001 or 12.81% of the consolidated net assets.

          In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Note 18.  Dividend Reinvestment Plan

          The Corporation has in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled stockholders. It is based on the stock's fair market value on each dividend record date, and allows for voluntary contributions to purchase stock.


Note 19.  Financial Instruments With Off-Balance-Sheet Risk

          The Corporation is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

          The Corporation's exposure to credit loss is represented by the contractural amount of these commitments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                  Notes to Consolidated Financial Statements

          At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                      Contract Amount
                                                 --------------------------
                                                     2000           1999
                                                 -------------  -----------

             Commitments to grant loans and
              unfunded commitments under
              lines of credit                      $44,997,072  $44,465,015
             Standby letters of credit             $ 2,922,195  $ 2,765,993


          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

          Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

          Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

          The Corporation maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2000 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $8,128,630.

Note 20.  Fair Value of Financial Instruments and Interest Rate Risk

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

             Cash and Short-Term Investments

               For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Securities

            For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          Loans

            For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

          Loans Held for Sale

            Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

          Deposit Liabilities

            The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using market rates for deposits of similar remaining maturities.

          Short-Term Borrowings

            The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

          Federal Home Loan Bank Advances

            The fair values of the Corporation's Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

          Accrued Interest

            The carrying amounts of accrued interest approximate fair value.

                  Notes to Consolidated Financial Statements

          Off-Balance-Sheet Financial Instruments

            The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

            The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

            At December 31, 2000 and 1999, the carrying amounts of loan commitments and stand-by letters of credit approximate fair values.

            The estimated fair values of the Corporation's financial instruments are as follows:

                                     2000                 1999
                              ------------------  --------------------
                               Carrying    Fair    Carrying     Fair
                                Amount     Value    Amount      Value
                              ---------- -------  ----------  --------
                                             (thousands)
Financial assets:
 Cash and short-term
  investments                   $ 25,511  $ 25,511  $ 16,548  $ 16,548
 Securities                      109,502   109,784   106,010   105,735
 Loans held for sale               8,097     8,097     4,237     4,237
 Loans, net                      296,820   293,820   270,367   270,302
 Accrued interest receivable       3,317     3,317     2,980     2,980

Financial liabilities:
 Deposits                       $389,896  $367,536  $361,337  $338,322
 Other borrowings                    769       769     1,304     1,303
 FHLB advances                    14,380    14,730     2,480     2,480
 Accrued interest payable          1,980     1,980     1,644     1,644

            The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

                  Notes to Consolidated Financial Statements

Note 21.  Regulatory Matters

          The Corporation (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation and subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation and subsidiary banks met all capital adequacy requirements to which they are subject.

          As of December 31, 2000, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution's category.

          The Corporation's actual capital amounts and ratios are also presented in the table.

                  Notes to Consolidated Financial Statements

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                    For Capital               Prompt Corrective
                                       Actual                    Adequacy Purposes            Action Provisions
                              -----------------------         -----------------------     -----------------------
                               Amount         Ratio              Amount       Ratio         Amount        Ratio
                              --------       --------         ------------ ----------     ----------    ---------
                                                              (Amount in Thousands)
As of December 31, 2000:
 Total Capital (to Risk
  Weighted Assets):
   Consolidated               $53,360           17.20%            $24,819        8.0%              N/A
   Second Bank & Trust        $32,332           16.19%            $15,976        8.0%          $19,970       10.0%
   Virginia Heartland Bank    $11,558           14.47%            $ 6,390        8.0%          $ 7,988       10.0%
   Caroline Savings Bank      $ 5,740           19.88%            $ 2,310        8.0%          $ 2,887       10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
   Consolidated               $49,871           16.08%            $15,467        4.0%              N/A
   Second Bank & Trust        $30,113           15.18%            $ 7,935        4.0%          $11,902        6.0%
   Virginia Heartland Bank    $10,558           13.22%            $ 3,195        4.0%          $ 4,792        6.0%
   Caroline Savings Bank      $ 5,204           18.02%            $ 1,155        4.0%          $ 1,733        6.0%
 Tier 1 Capital (to
  Average Assets):
   Consolidated               $49,871           10.91%            $18,285        4.0%              N/A
   Second Bank & Trust        $30,113           11.28%            $10,678        4.0%          $13,348        5.0%
   Virginia Heartland Bank    $10,558            8.44%            $ 5,004        4.0%          $ 6,255        5.0%
   Caroline Savings Bank      $ 5,204           11.60%            $ 1,794        4.0%          $ 2,243        5.0%

As of December 31, 1999:
 Total Capital (to Risk
  Weighted Assets):
   Consolidated               $51,311           18.56%            $22,119        8.0%              N/A
   Second Bank & Trust        $31,117           17.78%            $14,000        8.0%          $17,500       10.0%
   Virginia Heartland Bank    $11,280           14.58%            $ 6,191        8.0%          $ 7,738       10.0%
   Caroline Savings Bank      $ 5,487           21.99%            $ 1,996        8.0%          $ 2,495       10.0%

 Tier 1 Capital (to Risk
  Weighted Assets):
   Consolidated               $48,231           17.44%            $11,060        4.0%              N/A
   Second Bank & Trust        $29,258           16.72%            $ 7,000        4.0%          $ 9,500        6.0%
   Virginia Heartland Bank    $10,399           13.44%            $ 3,095        4.0%          $ 4,643        6.0%
   Caroline Savings Bank      $ 5,146           20.62%            $   998        4.0%          $ 1,497        6.0%

 Tier 1 Capital (to
  Average Assets):
   Consolidated               $48,231           11.47%            $16,823        4.0%              N/A
   Second Bank & Trust        $29,258           11.58%            $10,106        4.0%          $15,160        5.0%
   Virginia Heartland Bank    $10,399            9.19%            $ 4,526        4.0%          $ 5,658        5.0%
   Caroline Savings Bank      $ 5,146           10.53%            $ 1,954        4.0%          $ 2,443        5.0%

                  Notes to Consolidated Financial Statements

Note 22.  Parent Corporation Only Financial Statements

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
                           (Parent Corporation Only)


                            Balance Sheets
                      December 31, 2000 and 1999

                                                                                     2000                  1999
                                                                               ---------------        ---------------
          Assets
Cash and due from banks                                                       $    507,652            $  1,245,099
Securities available for sale                                                    2,245,633               1,789,367
Investment in subsidiaries                                                      47,233,686              44,753,897
Income taxes receivable                                                            160,302                 117,302
Accrued interest receivable                                                         34,259                  34,259
Other assets                                                                       967,612                 361,147
                                                                              ------------            ------------

        Total assets                                                          $ 51,149,144            $ 48,301,071
                                                                              ============            ============


      Liabilities and Stockholders' Equity

Liabilities
  Other liabilities                                                           $  1,189,333            $  1,113,318
                                                                              ------------            ------------

Stockholders' Equity
  Preferred stock                                                             $         --            $         --
  Common stock                                                                   5,787,001               5,891,960
  Capital surplus                                                                9,679,716              10,540,842
  Retained earnings                                                             34,404,157              31,868,348
  Accumulated other comprehensive
    income (loss), net                                                              88,937              (1,113,397)
                                                                              ------------            ------------
        Total stockholders' equity                                            $ 49,959,811            $ 47,187,753
                                                                              ------------            ------------

        Total liabilities and
          stockholders' equity                                                $ 51,149,144            $ 48,301,071
                                                                              ============            ============

                  Notes to Consolidated Financial Statements


                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
                           (Parent Corporation Only)

                             Statements of Income
                 Years Ended December 31, 2000, 1999 and 1998


                                                               2000                   1999                1998
                                                          ---------------      ----------------     ----------------
Income
  Dividends from subsidiaries                              $ 3,950,000            $ 2,238,801          $ 2,198,141
  Interest and dividends on securities
      available for sale:
       Taxable                                                      --                     --               12,015
       Nontaxable                                               60,886                 60,382               78,551
       Dividends                                                25,000                 25,006                6,250
  Interest from subsidiaries                                        --                  4,460              148,209
  Gain on sale of securities                                        --                     --               10,924
                                                           -----------            -----------          -----------
                                                           $ 4,035,886            $ 2,328,649          $ 2,454,090
                                                           -----------            -----------          -----------

Expenses
  Interest                                                 $        --            $     5,184          $   109,431
  Merger expenses                                               43,258                 99,106              189,808
  Miscellaneous                                                741,680                320,839              146,309
                                                           -----------             ----------          -----------
                                                           $   784,938             $  425,129          $   445,548
                                                           -----------             ----------          -----------
       Net income before income tax
         benefit and undistributed
         equity in subsidiaries                            $ 3,250,948             $1,903,520          $ 2,008,542

Income tax benefit                                             272,927                181,862               64,000
                                                           -----------             ----------          -----------

       Net income before undistributed
         equity in subsidiaries                            $ 3,523,875             $2,085,382          $ 2,072,542

Undistributed equity in subsidiaries                         1,386,875              2,537,644            2,474,482
                                                           -----------             ----------          -----------

       Net income                                          $ 4,910,750             $4,623,026          $ 4,547,024
                                                           ===========             ==========          ===========

                  Notes to Consolidated Financial Statements


                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
                           (Parent Corporation Only)

                           Statements of Cash Flows
                 Years Ended December 31, 2000, 1999 and 1998

                                                                         2000             1999             1998
                                                                     -----------      -----------      -----------
Cash Flows from Operating Activities
 Net income                                                          $ 4,910,750      $ 4,623,026      $ 4,547,024
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Accretion of discounts on securities purchased, net                      889              861            2,800
    Deferred tax expense (benefit)                                       (45,927)         (52,560)              --
    Gain on sale of securities                                                --               --          (10,924)
    Loss on other real estate                                                 --            5,547                --
    (Undistributed) earnings of subsidiaries                          (1,386,875)      (2,537,644)      (2,474,482)
    (Increase) in income taxes receivable                                (43,000)         (53,302)         (18,465)
    Decrease in due from subsidiaries                                         --          854,000        1,854,222
    (Increase) in interest receivable                                         --           (5,717)          (7,507)
    (Increase) in other assets                                          (460,024)        (249,264)         (10,317)
    Increase in other liabilities                                        156,136          271,477           35,364
                                                                     -----------      -----------      -----------
          Net cash provided by operating activities                  $ 3,131,949      $ 2,856,424      $ 3,917,715
                                                                     -----------      -----------      -----------

Cash Flows from Investing Activities
 Purchase of securities available for sale                           $  (395,195)     $  (433,295)     $(2,266,470)
 Proceeds from sale of securities available for sale                          --               --        1,782,156
 Proceeds from calls of securities available for sale                         --               --        1,000,000
 Capital investment in trust company subsidiary                               --       (1,100,000)              --
 Purchase of other real estate                                          (146,441)        (133,355)              --
 Proceeds from sale of other real estate                                      --          127,809               --
                                                                     -----------      -----------      -----------
          Net cash provided by (used in) investing activities        $  (541,636)     $(1,538,841)     $   515,686
                                                                     -----------      -----------      -----------

Cash Flows from Financing Activities
 Cash dividends paid                                                 $(2,374,941)     $(2,045,304)     $(1,592,011)
 Net increase (decrease) in short-term borrowings                             --         (854,000)      (1,984,000)
 Proceeds from exercise of stock options                                      --           17,100            6,400
 Cash paid in lieu of fractional shares                                   (6,425)          (5,901)          (4,541)
 Issuance of common stock - dividend reinvestment plan                        --          145,803          289,736
 Acquisition of common stock                                            (946,394)              --               --
                                                                     -----------      -----------      -----------
          Net cash used in financing activities                      $(3,327,760)     $(2,742,302)     $(3,284,416)
                                                                     -----------      -----------      -----------

          Increase (decrease) in cash and cash equivalents           $  (737,447)     $(1,424,719)     $ 1,148,985

Cash and Cash Equivalents
 Beginning                                                             1,245,099        2,669,818        1,520,833
                                                                     -----------      -----------      -----------

 Ending                                                              $   507,652      $ 1,245,099      $ 2,669,818
                                                                     ===========      ===========      ===========

Supplemental Schedule of Noncash Investing Activities,
 unrealized gain on securities available for sale                    $    61,960      $  (169,519)     $    25,382
                                                                     ===========      ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information with respect to Directors is incorporated by reference herein from pages 2 through 4 of the Company's 2001 Proxy Statement, which is attached hereto as Exhibit 99, related to "Election of Directors." The executive officers of the Company as of March 1, 2001 are as follows:

     Name                           Age                       Current Position
     ----                           ---                       ----------------
Taylor E. Gore                       62  Chairman of the Board since January 2001, formerly
                                         Chairman of the Board of Second Bank and Trust since 1990.

O. R. Barham, Jr.                    50  President and CEO since January, 2001. President of the
                                         Company since 1998.

Edward V. Allison, Jr.               62  Senior Vice President and Secretary of the Company
                                         since October, 1998; President of Virginia Heartland Bank
                                         since 1988, CEO of Virginia Heartland Bank since January,
                                         2000.

Jeffrey W. Farrar, CPA               40  Executive Vice President and Chief Financial Officer of the
                                         Company since 1996.


ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference herein from pages 7 through 8 of the Company's 2000 Proxy Statement, which is attached hereto as Exhibit 99 under the caption "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference herein from page 4 of the Company's 2000 Proxy Statement, which is attached hereto as Exhibit 99, regarding beneficial ownership of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference herein from page 11 of the Company's 2000 Proxy Statement, which is attached hereto as Exhibit 99 under the caption "Transactions with Directors and Officers."


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

     Exhibit No. 10   Employment contracts of certain officers are incorporated
                      by reference to Exhibits 10.1-10.3 and 10.6 of the Company's Agreement and Plan of Reorganization on Form S-4 filed on June 23, 1998 (File No. 333-57479).

     Exhibit No. 13   2000 Annual Report to Shareholders

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

VIRGINIA COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:    /s/ O. R. Barham, Jr.                                3/1/01
     ---------------------------------                 ----------------
       O. R. Barham, Jr.                                     Date
       President and Director

       /s/ Jeffrey W. Farrar                                3/1/01
     ---------------------------------                 ----------------
       Jeffrey W. Farrar, CPA                                Date
       Executive Vice President/Principal
       Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                                  SIGNATURE AND TITLE
----                                  -------------------


       3/1/01                           /s/ O. R. Barham, Jr.
----------------------------          ------------------------------------------
                                        O. R. Barham, Jr.,President & Director

       3/1/01                           /s/ E. Page Butler
----------------------------          ------------------------------------------
                                        E. Page Butler, Director

       3/1/01                           /s/ Gregory L. Fisher
----------------------------          ------------------------------------------
                                        Gregory L. Fisher, Director

       3/1/01                           /s/ Marshall D. Gayheart, Jr.
----------------------------          ------------------------------------------
                                        Marshall D. Gayheart, Jr., Director

       3/1/01                           /s/ Taylor E. Gore
----------------------------          ------------------------------------------
                                        Taylor E. Gore, Chairman & Director

       3/1/01                           /s/ W. Robert Jebson, Jr.
----------------------------          ------------------------------------------
                                        W. Robert Jebson, Jr., Director

       3/1/01                           /s/ H. Wayne Parrish
----------------------------          ------------------------------------------
                                        H. Wayne Parrish, Director

       3/1/01                           /s/ W. R. Southworth
----------------------------          ------------------------------------------
                                        W.R. Southworth, Director

       3/1/01                           /s/ Thomas F. Williams, Jr.
----------------------------          ------------------------------------------
                                        Thomas F. Williams, Jr., Director

       3/1/01                           /s/ Christopher M. Hallberg
----------------------------          ------------------------------------------
                                        Christopher M. Hallberg, Director