Form 10-Q
period 2001-03-31
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2001-05-15
CIK 862077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                               ------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    ----------------
Commission File Number         000-22747
                              ----------

                   Virginia Commonwealth Financial Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Virginia                                      54-1542438
---------------------------------------                      ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    Incorporation or organization)                        Identification No.)

 102 South Main Street, Culpeper, Virginia                      22701
----------------------------------------------------------    ----------
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
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001:

Common Stock, $2.50 par value              2,313,194
-----------------------------        ---------------------
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

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                 MARCH 31,   DECEMBER 31,
                                                                    2001           2000
                                                                  --------       --------
                                                                (unaudited)
ASSETS

Cash and due from depository institutions                         $ 13,565       $ 14,558
Federal funds sold                                                  15,510          8,251
Interest-bearing deposits in banks                                   1,615          2,702
Securities (market value: 2001, $100,387; 2000, $109,784)          100,387        109,502
Loans held for sale                                                  6,857          8,097
Loans receivable, net                                              309,927        296,820
Bank premises and equipment                                         11,162         11,235
Interest receivable                                                  2,905          3,317
Other real estate owned                                                424            782
Other assets                                                         3,481          3,957
                                                                  --------       --------

Total Assets                                                      $465,833       $459,221
                                                                  ========       ========


LIABILITIES
Deposits:
 Noninterest-bearing demand deposits                              $ 57,689       $ 55,341
 Savings and interest-bearing demand deposits                      131,707        129,369
 Time deposits                                                     205,510        205,185
                                                                  --------       --------
    Total deposits                                                 394,906        389,895

Federal funds purchased                                                  -              -
Federal Home Loan Bank advances                                     14,360         14,380
Short-term borrowings                                                  401            769
Interest payable                                                     1,765          1,980
Other liabilities                                                    2,870          2,237
                                                                  --------       --------
 Total Liabilities                                                 414,302        409,261
                                                                  --------       --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
 no shares outstanding)                                                  -              -
Common stock, par value $2.50 per share; (Authorized
 5,000,000 shares; issued and outstanding 2,307,800 shares
 in 2001 and 2,314,800 in 2000)                                      5,770          5,787
Capital surplus                                                      9,524          9,680
Retained earnings                                                   35,030         34,404
Accumulated other comprehensive income                               1,207             89
                                                                  --------       --------
 Total Stockholders' Equity                                         51,531         49,960
                                                                  --------       --------

Total Liabilities and Stockholders' Equity                        $465,833       $459,221
                                                                  ========       ========

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2001          2000
                                                                 ----          ----
                                                              (unaudited)  (unaudited)
Interest Income
 Interest and fees on loans                                      $6,893       $6,217
 Interest on deposits in other banks                                 23
 Interest on investment securities:
  Taxable                                                             -           38
  Nontaxable                                                          -          249
 Interest and dividends on securities available for sale:
  Taxable                                                         1,176        1,136
  Nontaxable                                                        289           50
  Dividends                                                          32           29
 Interest income on federal funds sold                              134           35
                                                                 ------       ------
   Total Interest Income                                          8,547        7,754
                                                                 ------       ------
Interest Expense
 Interest on deposits                                             3,889        3,340
 Interest on Federal Home Loan Bank advances                        241           47
 Interest on short-term borrowings                                    9           43
                                                                 ------       ------
   Total Interest Expense                                         4,139        3,430
                                                                 ------       ------
 Net Interest Income                                              4,408        4,324
Less: Provision for loan losses                                     204          155
                                                                 ------       ------
 Net Interest Income after Provision for Loan Losses              4,204        4,169
Other Income
 Service charges on deposit accounts                                421          382
 Commissions and fees from fiduciary activities                     302          175
 Investment fee income                                               58           39
 Other operating income                                              88           77
 Gains (losses) on securities available for sale                     71            -
 Fees on mortgage loans sold                                        187           83
                                                                 ------       ------
   Total Other Income                                             1,127          756
                                                                 ------       ------
Other Expense
 Compensation and employee benefits                               2,124        1,810
 Net occupancy expense                                              543          462
 Computer services                                                  121          146
 Professional fees                                                   63           83
 Other operating expenses                                           797          741
                                                                 ------       ------
   Total Other Expense                                            3,648        3,242
                                                                 ------       ------
 Income Before Income Tax Expense                                 1,683        1,683
Income tax expense                                                  455          461
                                                                 ------       ------
 Net Income                                                      $1,228       $1,222
                                                                 ======       ======

Earnings per Share, basic and diluted                              $.53         $.52
                                                                 ======       ======
Dividends per Share                                                $.26         $.25
                                                                 ======       ======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (000 OMITTED)


                                                         Accumulated
                                                            Other
                                     Common   Capital   Comprehensive   Retained   Comprehensive
                                      Stock   Surplus       Income      Earnings       Income       Total
                                     -------  --------  --------------  ---------  --------------  --------

Balance, January 1, 2000             $5,891   $10,541         $(1,113)   $31,868   $           -   $47,187
Net income                                -         -               -      1,222           1,222     1,222
Other Comprehensive Income,
 net of tax:
  Unrealized losses on securities
   available for sale during the
   period, net of tax
   of  ($164,000)                         -         -               -          -            (323)        -
                                                                                   -------------
  Other comprehensive income              -         -            (323)                      (323)     (323)
                                                                                   -------------
  Comprehensive income                    -         -               -          -   $         899
                                                                                   =============
Cash dividends                            -         -               -       (589)                     (589)
Cash paid in lieu of shares               -        (6)              -          -               -        (6)
                                     ------   -------   -------------    -------   -------------   -------
Balance, March 31, 2000              $5,891   $10,535         $(1,436)   $32,501   $           -   $47,491
                                     ======   =======   =============    =======   =============   =======


Balance, January 1, 2001             $5,787   $ 9,680         $    89    $34,404   $           -   $49,960
Net income                                -         -               -      1,228           1,228     1,228
Other Comprehensive Income,
 net of tax:
  Unrealized gains on securities
   available for sale during the
   period, net of tax
   of  $637,000                           -         -               -          -           1,165
  Less reclassification
   adjustment, net of tax
   of  $24,000                            -         -               -          -             (47)        -
                                                                                   -------------
  Other comprehensive income              -         -           1,118                      1,118     1,118
                                                                                   -------------
  Comprehensive income                    -         -               -          -   $                 2,346
                                                                                   =============   =======
Cash dividends                            -         -               -       (602)                     (602)
Repurchase of common stock              (17)     (156)              -          -               -      (173)
                                     ------   -------   -------------    -------   -------------   -------
Balance, March 31, 2001              $5,770   $ 9,524         $ 1,207    $35,030   $           -   $51,531
                                     ======   =======   =============    =======   =============   =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 2001         2000
                                                               --------     --------
                                                              (unaudited)  (unaudited)
OPERATING ACTIVITIES
 Net income                                                    $  1,228     $  1,222
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                      204          155
     Deferred tax benefit                                           (49)         (34)
     Depreciation and amortization                                  288          241
     Pension expense (income)                                        17            -
     (Gain) loss on sale of securities available for sale           (71)           -
     Loss on sale of other real estate                               12           19
     (Gain) loss on sale of fixed assets                             (3)           -
     Amortization of premiums and discounts on securities             1           18
     Fees on mortgage loans sold                                   (242)         (83)
     Proceeds from sale of mortgage loans                        15,972        4,644
     Purchase of loans for sale                                 (15,729)       4,561
     Changes in assets and liabilities:
      Decrease in interest receivable                               411           12
      Decrease (increase) in other assets                           249         (256)
      (Increase) decrease in interest payable                      (215)          22
      Decrease in other liabilities                                 586          592
                                                               --------     --------
         Net cash provided by operating activities                2,659        1,989
                                                               --------     --------

INVESTING ACTIVITIES
 Proceeds from sale of securities available for sale              1,429            -
 Proceeds from maturities of investment securities                    -          635
 Proceeds from maturities and principal payments
   of securities available for sale                              11,498        3,942
 Purchase of securities available for sale                       (2,047)      (1,107)
 Purchase of premises and equipment                                (512)        (176)
 Proceeds from sale of premises and equipment                        28            -
 Additions to other real estate                                     (54)         (14)
 Proceeds from sale of other real estate                            401          127
 Net (increase) in loans                                        (12,071)     (11,306)
                                                               --------     --------
         Net cash used in investing activities                   (1,328)      (7,899)
                                                               --------     --------

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2001         2000
                                                                 -------      -------
                                                               (unaudited)  (unaudited)
FINANCING ACTIVITIES
 Net increase in demand, money market and
   savings deposits                                                4,686        5,582
 Net increase in time deposits                                       325        3,167
 Payments of Federal Home Loan Bank advances                         (20)         (20)
 Net decrease in repurchase agreements                                 -         (396)
 Net (decrease) increase in short-term borrowings                   (368)       1,235
 Fractional shares paid                                                -           (6)
 Repurchase of common stock                                         (173)           -
 Cash dividends paid on common stock                                (602)        (589)
                                                                 -------      -------
         Net cash provided by financing activities                 3,848        8,973
                                                                 -------      -------

         Increase in cash and cash equivalents                     5,179        3,063

CASH AND CASH EQUIVALENTS
 Beginning of the period                                          25,511       16,548
                                                                 -------      -------

 End of the period                                               $30,690      $19,611
                                                                 =======      =======

Supplemental Schedule of Noncash Investing Activities
 Unrealized gain (loss) on securities available for sale         $ 1,694      $  (608)
                                                                 =======      =======

 Transfer of securities from held to maturity to available
   for sale                                                      $22,040      $     -
                                                                 =======      =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 2000.

2. The results of operations for the three month period ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):

                                                           Amortized     Fair
                                                             Cost        Value
                                                             ----        -----
    Securities Held to Maturity:
    ----------------------------
                                                              March 31, 2001
                                                             ---------------
                                                               (unaudited)

      Obligations of States and Political Subdivisions      $      -    $    -
                                                            ========   =======

                                                             December 31, 2000
                                                             -----------------

      Obligations of States and Political Subdivisions      $22,040    $22,321
                                                            =======   ========

    Securities Available for Sale:
    ------------------------------
                                                               March 31, 2001
                                                             -----------------
                                                               (unaudited)

      U.S. Treasury Securities                              $ 5,513   $  5,592
      U.S. Government Securities                             34,868     35,473
      Obligations of States and Political Subdivisions       28,055     28,743
      Corporate Bonds                                        10,991     10,933
      Mortgage-backed securities                             16,623     16,834
      Other Equity Securities                                 2,496      2,812
                                                            -------   --------
                                                            $98,546   $100,387
                                                            =======   ========

                                                             December 31, 2000
                                                             -----------------

      U.S. Treasury Securities                              $ 6,518   $  6,552
      U.S. Government agencies                               43,046     43,039
      Obligations of States and Political Subdivisions        5,549      5,587
      Corporate Bonds                                        11,482     11,145
      Mortgage-backed securities                             18,245     18,305
      Other Equity Securities                                 2,473      2,835
                                                            -------   --------
                                                            $87,313   $ 87,463
                                                            =======   ========

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

4.  The Company's loan portfolio is composed of the following (000 omitted):

                                                         March 31,     December 31,
                                                            2001           2000
                                                          --------       --------
                                                         (unaudited)
    Real estate loans:
       Construction                                       $ 29,733       $ 28,021
       Secured by farmland                                   1,628          1,516
       Secured by 1 - 4 family residential                 119,111        119,163
       Other real estate loans                              93,957         85,438
    Loans to farmers (except secured by real estate)           797            163
    Commercial and industrial loans (except those
       secured by real estate)                              27,714         22,176
    Loans to individuals for personal expenditures          37,926         40,212
    All other loans                                          3,261          4,226
                                                          --------       --------
                                                           314,127        300,915
    Less:
       Deferred loan fees                                     (561)          (606)
       Allowance for loan losses                            (3,639)        (3,489)
                                                          --------       --------
                                                          $309,927       $296,820
                                                          ========       ========


5.  Activity in the allowance for loan losses is as follows (000 omitted):


                                               March 31,    December 31,
                                                 2001           2000
                                                ------         ------
                                             (unaudited)
    Balance at January 1                        $3,489         $3,080

    Recoveries added to the allowance               41             88
    Loan losses charged to the allowance           (95)          (349)
    Provision recorded to expense                  204            670
                                                ------         ------

    Balance at end of period                    $3,639         $3,489
                                                ======         ======

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

6.  Short-term Borrowings:

  Outstanding short-term borrowings consisted of (000's omitted):
                                                    March 31,    December 31,
                                                       2001         2000
                                                       ----         ----
                                                   (unaudited)
  Federal Reserve borrowings                           $401         $769
                                                       ====         ====

  Second Bank & Trust has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The maximum amount available under this agreement is $1,000,000.

  The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders' equity for the three months ended March 31, 2001 or the year ended December 31, 2000.

7. Federal Home Loan Bank Advances:

  The Corporation's fixed-rate, long-term debt of $14,360 at March 31, 2001 matures through 2010. At March 31, 2001, the interest rates on fixed-rate, long-term debt ranged from 6.33% to 7.07%. One advance totaling $360 thousand at March 31, 2001 requires quarterly principal payments totaling $80 thousand annually plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity.

  The contractural maturities of long-term debt are as follows:

                   2001                    $ 2,060
                   2002                         80
                   2003                      3,080
                   2004                         80
                   2005                      4,060
                   2010                      5,000
                                           -------
                                           $14,360
                                           =======

  The advances are collateralized by a blanket lien on first mortgage loans.

8. Earnings Per Share:

  The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2001 and 2000.

                                           2001                     2000
                                    -----------------------  -----------------------
                                                    Per                     Per
                                     Shares     Share Amount  Shares    Share Amount
                                    ---------  ------------ ---------  ------------

  Basic earnings per share          2,312,621    $      .53  2,356,500   $       .52
                                                 ==========              ===========

  Effect of dilutive securities:
     Stock options                     10,303                    5,335
                                    ---------                ---------

  Diluted earnings per share        2,322,924    $      .53  2,361,835   $       .52
                                    =========    ==========  =========   ===========


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

Overview

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended March 31, 2001 amounted to $1.23 million or $.53 per share, compared to earnings of $1.22 million or $.52 per share for the quarter ended March 31, 2000. Improvements in non-interest income were offset by relatively flat net interest income growth due to net interest margin pressure and an increase in non-interest expenses. VCFC's earnings for the first quarter produced a return on average assets of 1.08% and a return on average equity of 9.72%, compared to prior year ratios of 1.17% and 10.40%, respectively.


Net Interest Income

Net interest income increased $84 thousand or 1.9% to $4.408 million for the three months ended March 31, 2001. This improvement can be attributed to an increase in average earning assets generated through loan growth, which offset the impact of a decreased net interest margin. The net interest margin for the three months ended March 31, 2001 was 4.37%, compared to 4.47% for the year ended December 31, 2000. Average earning assets increased $31.7 million to $423.9 million at March 31, 2001, an increase of 8.1% over $392.2 million at March 31, 2000. The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable. Last year's rising rate environment continued to have some impact on net interest margin during the quarter, but falling rates in the first quarter prompted some easing near the end of the quarter. Some stabilization of the net interest margin is anticipated in the current rate environment.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Noninterest Income

Noninterest income increased $371 thousand to $1.1 million for the three months ended March 31, 2001, an increase of 49.1% over the comparative period in 2000. VCFC's trust and investment advisory affiliate, Virginia Commonwealth Trust Company, reported a 68% increase in fee income for the quarter, with gross fees of $360 thousand compared to $214 thousand in 2000. Assets under management were valued at $146.4 million at March 31, 2001, an increase of $20.6 million or 16.36% from $125.9 million at December 31, 2000. Mortgage operations also showed growth on the strength of refinance activity, with fee income growth of $104 thousand to $187 thousand for the first quarter, compared to $83 thousand in 2000.

Noninterest Expense

Operating expenses increased $406 thousand, or 12.5% to $3.6 million for the three months ended March 31, 2001, compared to $3.2 million for the same period in 2000. Of this increase, approximately $314 thousand represents increases in compensation and benefits associated with a new branch and corporate hirings. Occupancy expense increased $81 thousand or 17.5% to $543 thousand for the three months ended March 31, 2001. The increase was attributable to increases in rent and depreciation associated with fixed assets.

Asset Quality

Non-performing assets amounted to $1.4 million or .5% of loans and other property owned at March 31, 2001, compared to $1.7 million or .5% of loans and other property owned at December 31, 2000. The Company recorded a provision for loan losses of $204 thousand for the three month period ended March 31, 2001, compared to a provision of $155 thousand for the three month period ended March 31, 2000. The allowance for loan losses at March 31, 2001 amounted to $3.6 million, compared to $3.5 million at December 31, 2000. The allowance for loan losses represents 358% of non-performing loans and 1.16% of gross loans receivable at March 31, 2001.

Liquidity and Capital Resources

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of March 31, 2001 of $51.5 million increased $1.6 million or approximately 3.1% from $49.9 million at December 31, 2000. This increase is primarily attributable to rising values in the Company's available for sale security portfolio. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 15.78% at March 31, 2001, compared to 16.08% at December 31, 2000, placing the Company in a well capitalized position as defined by regulators.

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

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company's Form 10K for the year ended December 31, 2000.

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

         (a) No form 8-K was filed during the three month period ended March 31, 2001

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                                       /s/ O.R. Barham, Jr.
                                       --------------------
                                       O.R. Barham, Jr.
                                       President
                                       May 15, 2001



                                       /s/ Jeffrey W. Farrar
                                       --------------------------
                                       Jeffrey W. Farrar, CPA
                                       Executive Vice President - Chief
                                       Financial Officer
                                       May 15, 2001