Form 10-Q
period 2001-06-30
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2001-08-14
CIK 862077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2001
                               -----------------------------------

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _____________________ to

Commission File Number       000-22747
                            ----------

                   Virginia Commonwealth Financial Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                         54-1542438
    ------------------------------                          -------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    Incorporation or organization)                          Identification No.)

 102 South Main Street, Culpeper, Virginia                             22701
----------------------------------------------------------          ----------
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
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001:

Common Stock, $2.50 par value            2,309,830
-----------------------------        -----------------------
          Class                        Number of Shares

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

        Page No.

ITEM 1  Consolidated Financial Statements:

        Consolidated Balance Sheets                                       3

        Consolidated Statements of Income                               4-5

        Consolidated Statements of Changes in Stockholders'
         Equity                                                           6

        Consolidated Statements of Cash Flows                           7-8

        Notes to Financial Statements                                  9-12

ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     13-15

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk       15

                           PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                16

ITEM 2  Change in Securities and Use of Proceeds                         16

ITEM 3  Defaults Upon Senior Securities                                  16

ITEM 4  Submission of Matters to a Vote of Security Holders              16

ITEM 5  Other Information                                                17

ITEM 6  Exhibits and Reports on Form 8-K                                 17

                                   SIGNATURES                            18

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (000 OMITTED)

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2001           2000
                                                                  --------       --------
                                                                (unaudited)
ASSETS

Cash and due from depository institutions                         $ 14,535       $ 14,558
Federal funds sold                                                  15,555          8,251
Interest-bearing deposits in banks                                   2,252          2,702
Securities (market value: 2001, $108,806; 2000, $109,784)          108,806        109,502
Loans held for sale                                                  7,488          8,097
Loans receivable, net                                              311,083        296,820
Bank premises and equipment                                         11,705         11,235
Interest receivable                                                  3,121          3,317
Other real estate owned                                                377            782
Other assets                                                         3,327          3,957
                                                                  --------       --------

Total Assets                                                      $478,249       $459,221
                                                                  ========       ========


LIABILITIES
Deposits:
 Noninterest-bearing demand deposits                              $ 62,632       $ 55,341
 Savings and interest-bearing demand deposits                      135,969        129,369
 Time deposits                                                     207,824        205,185
                                                                  --------       --------
    Total deposits                                                 406,425        389,895

Federal funds purchased                                                  -              -
Federal Home Loan Bank advances                                     14,340         14,380
Short-term borrowings                                                1,017            769
Interest payable                                                     1,732          1,980
Other liabilities                                                    2,395          2,237
                                                                  --------       --------
 Total Liabilities                                                 425,909        409,261
                                                                  --------       --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
 no shares outstanding)                                                  -              -
Common stock, par value $2.50 per share; (Authorized
 5,000,000 shares; issued and outstanding 2,309,830 shares
 in 2001 and 2,314,800 in 2000)                                      5,775          5,787
Capital surplus                                                      9,479          9,680
Retained earnings                                                   35,743         34,404
Accumulated other comprehensive income                               1,343             89
                                                                  --------       --------
 Total Stockholders' Equity                                         52,340         49,960
                                                                  --------       --------

Total Liabilities and Stockholders' Equity                        $478,249       $459,221
                                                                  ========       ========

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                 (000 OMITTED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                  2001        2000
                                                                 ------      ------
                                                             (unaudited)  (unaudited)
Interest Income
 Interest and fees on loans                                      $6,962       $6,388
 Interest on deposits in other banks                                 26
 Interest on investment securities:
  Taxable                                                             -           33
  Nontaxable                                                          -          247
 Interest and dividends on securities available for sale:
  Taxable                                                         1,085        1,142
  Nontaxable                                                        293           50
  Dividends                                                          35           42
 Interest income on federal funds sold                              212           92
                                                                 ------       ------
   Total Interest Income                                          8,613        7,994
                                                                 ------       ------
Interest Expense
 Interest on deposits                                             3,862        3,474
 Interest on Federal Home Loan Bank advances                        242          140
 Interest on short-term borrowings                                    5           18
                                                                 ------       ------
   Total Interest Expense                                         4,109        3,632
                                                                 ------       ------
 Net Interest Income                                              4,504        4,362
Less: Provision for loan losses                                     204          155
                                                                 ------       ------
 Net Interest Income after Provision for Loan Losses              4,300        4,207
Other Income
 Service charges on deposit accounts                                487          426
 Commissions and fees from fiduciary activities                     356          190
 Investment fee income                                               67           39
 Other operating income                                              86           83
 Gains (losses) on securities available for sale                      -           52
 Fees on mortgage loans sold                                        260          102
                                                                 ------       ------
   Total Other Income                                             1,256          892
                                                                 ------       ------
Other Expense
 Compensation and employee benefits                               2,185        1,898
 Net occupancy expense                                              522          479
 Computer services                                                  129          259
 Professional fees                                                   89          103
 Other operating expenses                                           808          716
                                                                 ------       ------
   Total Other Expense                                            3,733        3,455
                                                                 ------       ------
 Income Before Income Tax Expense                                 1,823        1,644
Income tax expense                                                  509          453
                                                                 ------       ------
 Net Income                                                      $1,314       $1,191
                                                                 ======       ======

Earnings per Share, basic and diluted                            $  .57       $  .51
                                                                 ======       ======
Dividends per Share                                              $  .26       $  .25
                                                                 ======       ======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (000 OMITTED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                        2001        2000
                                                                      -------     -------
                                                                   (unaudited)  (unaudited)
Interest Income
 Interest and fees on loans                                           $13,854      $12,605
 Interest on deposits in other banks                                       49
 Interest on investment securities:
  Taxable                                                                   -           71
  Nontaxable                                                                -          496
 Interest and dividends on securities available for sale:
  Taxable                                                               2,261        2,277
  Nontaxable                                                              582          100
  Dividends                                                                67           71
 Interest income on federal funds sold                                    347          128
                                                                      -------      -------
   Total Interest Income                                               17,160       15,748
                                                                      -------      -------
Interest Expense
 Interest on deposits                                                   7,751        6,814
 Interest on Federal Home Loan Bank advances                              483          187
 Interest on short-term borrowings                                         15           62
                                                                      -------      -------
   Total Interest Expense                                               8,249        7,063
                                                                      -------      -------
 Net Interest Income                                                    8,911        8,685
Less: Provision for loan losses                                           408          309
                                                                      -------      -------
 Net Interest Income after Provision for Loan Losses                    8,503        8,376
Other Income
 Service charges on deposit accounts                                      908          807
 Commissions and fees from fiduciary activities                           658          365
 Investment fee income                                                    125           79
 Other operating income                                                   174          160
 Gains (losses) on securities available for sale                           71           52
 Fees on mortgage loans sold                                              447          185
                                                                      -------      -------
   Total Other Income                                                   2,383        1,648
                                                                      -------      -------
Other Expense
 Compensation and employee benefits                                     4,308        3,708
 Net occupancy expense                                                  1,065          941
 Computer services                                                        250          405
 Professional fees                                                        151          186
 Other operating expenses                                               1,605        1,457
                                                                      -------      -------
   Total Other Expense                                                  7,379        6,697
                                                                      -------      -------
 Income Before Income Tax Expense                                       3,507        3,327
Income tax expense                                                        965          914
                                                                      -------      -------
 Net Income                                                           $ 2,542      $ 2,413
                                                                      =======      =======

Earnings per Share, basic                                             $  1.10      $  1.02
                                                                      =======      =======
Earnings per Share, diluted                                           $  1.09      $  1.02
                                                                      =======      =======
Dividends per Share                                                   $   .52      $   .50
                                                                      =======      =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (000 OMITTED)


                                                         Accumulated
                                                            Other
                                     Common   Capital   Comprehensive   Retained   Comprehensive
                                      Stock   Surplus    Income(Loss)   Earnings       Income       Total
                                     -------  --------  --------------  ---------  --------------  --------

Balance, January 1, 2000             $5,891   $10,541         $(1,113)   $31,868   $           -   $47,187
Net income                                -         -               -      2,413           2,413     2,413
Other Comprehensive Income,
 net of tax:
  Unrealized losses on securities
   available for sale during the
   period, net of tax
   of  ($144,000)                         -         -               -          -            (241)        -
  Less: reclassification
   adjustment, net of tax of
   ($18,000)                                                                                 (34)
                                                                                   -------------
  Other comprehensive income              -         -            (275)                      (275)     (275)
                                                                                   -------------
  Comprehensive income                    -         -               -          -   $       2,138
                                                                                   =============
Cash dividends                            -         -               -     (1,178)              -    (1,178)
Cash paid in lieu of shares               -       (19)              -          -               -       (19)
                                     ------   -------   -------------    -------   -------------   -------
Balance, June 30, 2000               $5,891   $10,522         $(1,388)   $33,103   $           -   $48,128
                                     ======   =======   =============    =======   =============   =======


Balance, January 1, 2001             $5,787   $ 9,680         $    89    $34,404   $           -   $49,960
Net income                                -         -               -      2,542           2,542     2,542
Other Comprehensive Income,
 net of tax:
  Unrealized gains on securities
   available for sale during the
   period, net of tax
   of  $646,000                           -         -               -          -           1,301
  Less reclassification
   adjustment, net of tax
   of  $24,000                            -         -               -          -             (47)        -
                                                                                   -------------
  Other comprehensive income              -         -           1,254                      1,254     1,254
                                                                                   -------------
  Comprehensive income                    -         -               -          -   $       3,796
                                                                                   =============
Cash dividends                            -         -               -     (1,203)                   (1,203)
Stock options issued                     22       118               -          -               -       140
Repurchase of common stock              (34)     (319)              -          -               -      (353)
                                     ------   -------   -------------    -------   -------------   -------
Balance, June 30, 2001               $5,775   $ 9,479         $ 1,343    $35,743   $           -   $52,340
                                     ======   =======   =============    =======   =============   =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                   2001         2000
                                                               --------     --------
                                                             (unaudited)  (unaudited)
OPERATING ACTIVITIES
 Net income                                                    $  2,542     $  2,413
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                      408          309
     Deferred tax benefit                                          (120)         (50)
     Depreciation and amortization                                  574          500
     Pension expense (income)                                        37            -
     (Gain) loss on sale of securities available for sale           (71)         (52)
     Loss on sale of other real estate                               12           28
     (Gain) loss on sale of fixed assets                             (3)           -
     Amortization of premiums and discounts on securities             5           58
     Fees on mortgage loans sold                                   (447)        (185)
     Proceeds from sale of mortgage loans                        32,727       11,950
     Purchase of loans for sale                                 (32,280)     (11,765)
     Changes in assets and liabilities:
      (Increase) decrease in interest receivable                    196           51
      Decrease (increase) in other assets                           140         (376)
      (Decrease) increase in interest payable                      (248)         105
      Increase (decrease) in other liabilities                       84         (404)
                                                               --------     --------
         Net cash provided by operating activities                3,556        2,582
                                                               --------     --------

INVESTING ACTIVITIES
 Proceeds from sale of securities available for sale              1,429        3,306
 Proceeds from maturities of investment securities                    -        1,275
 Proceeds from maturities and principal payments
   of securities available for sale                              20,664        6,451
 Purchase of investment securities                                    -         (215)
 Purchase of securities available for sale                      (19,431)      (1,211)
 Purchase of premises and equipment                              (1,069)        (466)
 Proceeds from sale of premises and equipment                        28            -
 Additions to other real estate                                     (54)         (24)
 Proceeds from sale of other real estate                            448          210
 Net (increase) in loans                                        (14,061)     (14,716)
                                                               --------     --------
         Net cash used in investing activities                  (12,046)      (5,390)
                                                               --------     --------

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 OMITTED)


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                         2001         2000
                                                                       -------      -------
                                                                    (unaudited)   (unaudited)
FINANCING ACTIVITIES
 Net increase in demand, money market and
   savings deposits                                                     13,890        5,367
 Net increase in time deposits                                           2,639       11,663
 Proceeds from Federal Home Loan Bank advances                               -       12,000
 Payments of Federal Home Loan Bank advances                               (40)           -
 Net decrease in repurchase agreements                                       -         (396)
 Net (decrease) increase in short-term borrowings                          248           49
 Fractional shares paid                                                      -          (19)
 Stock options issued                                                      140            -
 Repurchase of common stock                                               (353)           -
 Cash dividends paid on common stock                                    (1,203)      (1,178)
                                                                       -------      -------
         Net cash provided by financing activities                      15,321       27,486
                                                                       -------      -------

         Increase in cash and cash equivalents                           6,831       24,678

CASH AND CASH EQUIVALENTS
 Beginning of the period                                                25,511       16,548
                                                                       -------      -------

 End of the period                                                     $32,342      $41,226
                                                                       =======      =======

Supplemental Schedule of Noncash Investing Activities
 Unrealized gain (loss) on securities available for sale               $ 1,905      $  (401)
                                                                       =======      =======

 Transfer of securities from held to maturity to available
   for sale                                                            $22,040      $     -
                                                                       =======      =======

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 2001 AND DECEMBER 31, 2000


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 2000.

2. The results of operations for the six month period ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):

                                                                 Amortized     Fair
                                                                    Cost       Value
                                                                 ---------     -----
    Securities Held to Maturity:
    ----------------------------
                                                                     June 30, 2001
                                                                   -------------------
                                                                      (unaudited)

      Obligations of States and Political Subdivisions             $      -   $      -
                                                                   ========   ========

                                                                   December 31, 2000
                                                                   -----------------
      Obligations of States and Political Subdivisions             $ 22,040   $ 22,321
                                                                   ========   ========

    Securities Available for Sale:
    ------------------------------

                                                                     June 30, 2001
                                                                   -----------------
                                                                       (unaudited)
      U.S. Treasury Securities                                     $  5,506   $  5,591
      U.S. Government Securities                                     38,460     39,129
      Obligations of States and Political Subdivisions               31,035     31,672
      Corporate Bonds                                                12,020     12,089
      Mortgage-backed securities                                     17,248     17,480
      Other Equity Securities                                         2,482      2,845
                                                                   --------   --------
                                                                   $106,751   $108,806
                                                                   ========   ========

                                                                   December 31, 2000
                                                                   -------------------
      U.S. Treasury Securities                                     $  6,518   $  6,552
      U.S. Government agencies                                       43,046     43,039
      Obligations of States and Political Subdivisions                5,549      5,587
      Corporate Bonds                                                11,482     11,145
      Mortgage-backed securities                                     18,245     18,305
      Other Equity Securities                                         2,473      2,834
                                                                   --------   --------
                                                                   $ 87,313   $ 87,462
                                                                   ========   ========

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 2001 AND DECEMBER 31, 2000

4.  The Company's loan portfolio is composed of the following (000 omitted):

                                                          June 30,    December 31,
                                                            2001           2000
                                                        -----------   -----------
                                                        (unaudited)
    Real estate loans:
       Construction                                       $ 25,533       $ 28,021
       Secured by farmland                                   1,871          1,516
       Secured by 1 - 4 family residential                 107,409        119,163
       Other real estate loans                             110,861         85,438
    Loans to farmers (except secured by real estate)           774            163
    Commercial and industrial loans (except those
       secured by real estate)                              26,159         22,176
    Loans to individuals for personal expenditures          38,867         40,212
    All other loans                                          4,033          4,226
                                                          --------       --------
                                                           315,507        300,915
    Less:
       Deferred loan fees                                     (610)          (606)
       Allowance for loan losses                            (3,814)        (3,489)
                                                          --------       --------
                                                          $311,083       $296,820
                                                          ========       ========


5.  Activity in the allowance for loan losses is as follows (000 omitted):



                                              June 30,      December 31,
                                               2001             2000
                                            -----------     -----------
                                            (unaudited)
    Balance at January 1                        $3,489         $3,080

    Recoveries added to the allowance               70             88
    Loan losses charged to the allowance          (153)          (349)
    Provision recorded to expense                  408            670
                                                ------         ------

    Balance at end of period                    $3,814         $3,489
                                                ======         ======

           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 2001 AND DECEMBER 31, 2000

6. Short-term Borrowings:

   Outstanding short-term borrowings consisted of (000's omitted):

                                                    June 30,      December 31,
                                                      2001            2000
                                                      ----            ----
                                                   (unaudited)
   Federal Reserve borrowings                        $1,017           $769
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

   The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders' equity for the six months ended June 30, 2001 or the year ended December 31, 2000.

7. Federal Home Loan Bank Advances:

   The Corporation's fixed-rate, long-term debt of $14,340 at June 30, 2001 matures through 2010. At June 30, 2001, the interest rates on fixed-rate, long-term debt ranged from 6.33% to 7.07%. One advance totaling $340 thousand at June 30, 2001 requires quarterly principal payments totaling $80 thousand annually plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity.

   The contractural maturities of long-term debt are as follows:


                   2001    $ 2,040
                   2002         80
                   2003      3,080
                   2004         80
                   2005      4,060
                   2010      5,000
                           -------
                           $14,340
                           =======

   The advances are collateralized by a blanket lien on first mortgage loans.

8. Earnings Per Share:

   The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2001 and 2000.

                                             2001                      2000
                                    -----------------------  -----------------------
                                       Per                      Per
                                    Shares     Share Amount   Shares    Share Amount
                                    ---------  ------------  ---------  ------------
  Basic earnings per share          2,310,431    $      .57  2,356,500     $     .51
                                               ============             ============

  Effect of dilutive securities:
     Stock options                     13,885                        -
                                    ---------                ---------

  Diluted earnings per share        2,324,316    $      .57  2,356,500     $     .51
                                    =========  ============  =========  ============


   The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2001 and 2000.

                                             2001                     2000
                                    -----------------------  -----------------------
                                       Per                      Per
                                      Shares   Share Amount   Shares    Share Amount
                                    ---------  ------------  ---------  ------------
  Basic earnings per share          2,311,520    $     1.10  2,356,500         $1.02
                                                 ==========             ============

  Effect of dilutive securities:
     Stock options                     10,715                    2,197
                                    ---------                ---------

  Diluted earnings per share        2,322,235    $     1.09  2,358,697         $1.02
                                    =========    ==========  =========  ============

9. Pending Mergers and Acquisitions

   On June 12, 2001, VCFC announced plans to merge with Virginia Financial Corporation ("VFNL") of Staunton, Virginia in a merger of equals transaction. VFNL has $495 million in assets and operates 15 banking offices in central Virginia. Shareholders of VCFC will receive 1.4391 shares of VFNL's common stock (to be renamed Virginia Financial Group, Inc.) in exchange for each share of VCFC common stock held. The transaction, which is to be accounted for as a pooling of interests, is planned for completion in the fourth quarter of 2001.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Commonwealth Financial Corporation ("VCFC" or "the Company"). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

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

Overview

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended June 30, 2001 amounted to $1.31 million or $.57 per diluted share, compared to earnings of $1.19 million or $.51 per diluted share for the quarter ended June 30, 2000. Improvements in non-interest income were offset by relatively flat net interest income growth due to net interest margin pressure and an increase in non-interest expenses. VCFC's earnings for the second quarter produced a return on average assets of 1.12% and a return on average equity of 10.20%, compared to prior year ratios of 1.11% and 9.71%, respectively.

For the six months ended June 30, 2001, VCFC's earnings was $2.54 million, or $1.09 per diluted share, compared to $2.41 million or $1.02 per diluted share in 2000. This earnings growth represents an increase of 5.3% in net income and a 6.9% increase in earnings per share.

Excluding nonrecurring charges in 2000 associated with system conversions and merger related expenses, recurring earnings for the second quarter of 2001 were $1.31 million or $.57 per diluted share, compared to second quarter 2000 recurring earnings of $1.24 million and $.53 per share. For the six-month period, earnings were $2.54 million, essentially flat compared to earnings of $2.55 million in 2000.

Net Interest Income

Tax equivalent net interest income totaled $4.69 million for the three months ended June 30, 2001, an increase of $140 thousand or 3.1% compared to $4.55 million for the second quarter of 2000. The net interest margin for the quarter was 4.32%, essentially the same as the first quarter of 2001, but down from the 4.52% in the comparable quarter of 2000. The margin compression resulted from interest sensitive assets repricing on a quicker pace than interest sensitive liabilities in a rapidly changing short term interest rate environment.

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Noninterest Income

Noninterest income increased $364 thousand to $1.3 million for the three months ended June 30, 2001, an increase of 40.7% over the comparative period in 2000. VCFC's trust and investment advisory affiliate, Virginia Commonwealth Trust Company, reported an increase in fee income of $194 thousand or 84.7% for the quarter, with gross fees of $423 thousand compared to $229 thousand in 2000. Assets under management were valued at $165.1 million at June 30, 2001, an increase of $39.2 million or 31.1% from $125.9 million at December 31, 2000. Mortgage operations also showed growth on the strength of refinance activity, with fee income of $260 thousand for the second quarter of 2001, an increase of $158 thousand or 155% compared to $102 thousand in 2000. For the six month period ended June 30, Trust Company fees, including investment fee income, amounted to $783 thousand, an increase of $339 thousand or 76% over the $444 thousand recorded in 2000.

Noninterest Expense

Operating expenses increased $278 thousand, or 8% to $3.7 million for the three months ended June 30, 2001, compared to $3.5 million for the same period in 2000. VCFC's efficiency ratio (noninterest expenses, excluding the nonrecurring expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding securities gains and losses) improved to 62.53% for the quarter, compared to 63.22% in the second quarter of 2000. For the six months ended June 30, 2001, operating expenses increased $682 thousand to $7.4 million, an increase of 10.2% compared to $6.7 million in 2000. Increases in compensation and benefits associated with a new branch and normal annual salary adjustments, higher social security taxes, staff relocation expenses, fringe benefits and 401(k) plan contributions account for much of this increase. Occupancy expense increased $43 thousand or 9% to $522 thousand for the three months ended June 30, 2001. The increase was attributable to increases in rent associated with a new branch and depreciation associated with increased information technology investment.

Asset Quality

Non-performing assets amounted to $1.4 million or .30% of total assets at June 30, 2001, compared to $1.4 million or .31% of total assets at June 30, 2000. The Company recorded a provision for loan losses of $204 thousand for the three month period ended June 30, 2001, compared to a provision of $155 thousand for the three month period ended June 30, 2000. For the six months ended June 30, 2001, the provision for loan losses totaled $408 thousand, an increase of $99 thousand or 32% compared to the same period in 2000. The increased provision was not the result of increased charge-offs, but considered necessary to provide an adequate allowance for inherent estimated losses in an increasing loan portfolio. The allowance for loan losses at June 30, 2001 amounted to $3.8 million, compared to $3.5 million at December 31, 2000. The allowance for loan losses represents 218% of non-performing loans and 1.21% of gross loans receivable at June 30, 2001.

Liquidity and Capital Resources

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of June 30, 2001 of $52.3 million increased $2.4 million or approximately 4.8% from $49.9 million at December 31, 2000. This increase is primarily attributable to rising values in the Company's available for sale security portfolio and earnings net of dividends paid. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 16.53% at June 30, 2001, compared to 16.08% at December 31, 2000, placing the Company in a well capitalized position as defined by regulators.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company's Form 10-K for the year ended December 31, 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     (a) The annual meeting of stockholders of Virginia Commonwealth Financial Corporation was held on May 16, 2001.

     (b) The following directors were elected for terms expiring in 2004:

                                          FOR         AGAINST    ABSTAIN
                                          ---         -------    -------
               Taylor E. Gore         1,724,634       15,464
               Christopher Hallberg   1,724,198       15,900
               W. Robert Jebson       1,724,519       15,787

         The following directors' terms of office continued after the meeting:

                O. R. Barham, Jr.
                E. Page Butler
                Gregory L. Fisher
                Marshall D. Gayheart, Jr.
                H. Wayne Parrish
                Thomas F. Williams, Jr.
                W.R. Southworth


         Votes were cast in the ratification of the selection of Yount, Hyde & Barbour, P.C., as external auditors of the Company for fiscal 2001.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         The following exhibits either are filed as part of this Report or are incorporated herein by reference:


          Exhibit No. 2     Agreement and Plan of Reorganization between
                            Virginia Financial Corporation and Virginia
                            Commonwealth Financial Corporation, dated as of June
                            12, 2001.

          Exhibit No. 3.1   Articles of Incorporation incorporated by
                            reference to Exhibit 3 to the Company's 10-K dated
                            March 30, 1999.

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

          Exhibit No. 4.1   Amendment No. 1 to the Rights Agreement dated
                            June 12, 2001.

          Exhibit No. 10    Employment contracts of certain officers are
                            incorporated by reference to Exhibits 10.1-10.3 and
                            10.6 of the Company's Agreement and Plan of Reorganization on Form S-4 filed on June 23, 1998
                            (File No. 333-57479).

         b) Current Reports on Form 8-K during and following the quarter ended June 30, 2001.

            On June 12, 2001, VCFC filed a Current Report on Form 8-K under Item 5 to announce that VCFC had entered into a definitive agreement to merge with Virginia Financial Corporation of Staunton, Virginia, and to file certain presentation material related to this transaction.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                                         /s/ O.R. Barham, Jr.
                                         ---------------------------------------
                                         O.R. Barham, Jr.
                                         President and Chief Executive Officer
                                         August 10, 2001



                                         /s/ Jeffrey W. Farrar
                                         ---------------------------------------
                                         Jeffrey W. Farrar, CPA
                                         Executive Vice President -
                                         Chief Financial Officer
                                         August 10, 2001