Form 10-Q
period 2001-09-30
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2001-11-14
CIK 862077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2001
                               ----------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------

Commission File Number   000-22747
                         ---------

                   Virginia Commonwealth Financial Corporation
--------------------------------------------------------------------------------

       (Exact name of registrant as specified in its charter)

              Virginia                                        54-1542438
-------------------------------------                 --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    Incorporation or organization)                        Identification No.)

 102 South Main Street, Culpeper, Virginia                      22701
------------------------------------------------      --------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001:

Common Stock, $2.50 par value                                 2,298,510
-----------------------------                             --------------------
          Class                                             Number of Shares

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

ITEM 1     Consolidated Financial Statements:

               Consolidated Balance Sheets                                   3

               Consolidated Statements of Income                           4-5

               Consolidated Statements of Changes in Stockholders' Equity    6

               Consolidated Statements of Cash Flows                       7-8

            Notes to Financial Statements                                 9-12

ITEM 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     13-15

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk      15

                           PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                               16

ITEM 2      Change in Securities and Use of Proceeds                        16

ITEM 3      Defaults Upon Senior Securities                                 16

ITEM 4      Submission of Matters to a Vote of Security Holders             16

ITEM 5      Other Information                                               17

ITEM 6      Exhibits and Reports on Form 8-K                                17


                                   SIGNATURES                               18

                         VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                 (000 OMITTED)
                                                                    SEPTEMBER 30,DECEMBER 31,
                                                                        2001                       2000
                                                                  -----------------         -----------------
                                                                     (unaudited)                 (audited)
ASSETS
Cash and due from depository institutions                         $          11,157         $          14,558
Federal funds sold                                                           23,198                     8,251
Interest-bearing deposits in banks                                              638                     2,702
Securities (market value: 2001, $109,277; 2000, $109,784)                   109,277                   109,502
Loans held for sale                                                           5,827                     8,097
Loans receivable, net                                                       323,597                   296,820
Bank premises and equipment                                                  11,565                    11,235
Interest receivable                                                           3,002                     3,317
Other real estate owned                                                         307                       782
Other assets                                                                  3,469                     3,957
                                                                  -----------------         -----------------

Total Assets                                                      $         492,037         $         459,221
                                                                  =================         =================


LIABILITIES
Deposits:
    Noninterest-bearing demand deposits                           $          62,775         $          55,341
    Savings and interest-bearing demand deposits                            144,994                   129,369
    Time deposits                                                           212,237                   205,185
                                                                  -----------------         -----------------
        Total deposits                                                      420,006                   389,895

Federal Home Loan Bank advances                                              12,320                    14,380
Short-term borrowings                                                         1,038                       769
Interest payable                                                              1,604                     1,980
Other liabilities                                                             3,133                     2,237
                                                                  -----------------         -----------------
    Total Liabilities                                                       438,101                   409,261
                                                                  -----------------         -----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 1,000,000 shares,
    no shares outstanding)                                                 -                          -
Common stock, par value $2.50 per share; (Authorized
    5,000,000 shares; issued and outstanding 2,310,810 shares
    in 2001 and 2,314,800 in 2000)                                            5,777                     5,787
Capital surplus                                                               9,497                     9,680
Retained earnings                                                            36,401                    34,404
Accumulated other comprehensive income                                        2,261                        89
                                                                  -----------------         -----------------
    Total Stockholders' Equity                                               53,936                    49,960
                                                                  -----------------         -----------------

Total Liabilities and Stockholders' Equity                        $         492,037         $         459,221
                                                                  =================         =================

See accompanying notes to consolidated financial statements.

                         VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (000 OMITTED)
                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         2001                       2000
                                                                   -----------------         -----------------
                                                                      (unaudited)                (unaudited)
Interest Income
    Interest and fees on loans                                     $           7,039         $           6,669
    Interest on deposits in other banks                                           23                       -
    Interest on investment securities:
        Taxable                                                                 -                           29
        Nontaxable                                                              -                          235
    Interest and dividends on securities available for sale:
        Taxable                                                                1,094                     1,230
        Nontaxable                                                               325                        50
        Dividends                                                                 29                        29
    Interest income on federal funds sold                                        146                       281
                                                                   -----------------         -----------------
              Total Interest Income                                            8,656                     8,523
                                                                   -----------------         -----------------
Interest Expense
    Interest on deposits                                                       3,761                     3,849
    Interest on Federal Home Loan Bank advances                                  238                       249
    Interest on short-term borrowings                                              6                         8
                                                                   -----------------         -----------------
              Total Interest Expense                                           4,005                     4,106
                                                                   -----------------         -----------------
    Net Interest Income                                                        4,651                     4,417
Less: Provision for loan losses                                                  204                       167
                                                                   -----------------         -----------------
    Net Interest Income after Provision for Loan Losses                        4,447                     4,250
Other Income
    Service charges on deposit accounts                                          494                       418
    Commissions and fees from fiduciary activities                               351                       178
    Investment fee income                                                         45                        56
    Other operating income                                                       109                        92
    Gains (losses) on securities available for sale                              -                         -
    Fees on mortgage loans sold                                                  244                       100
                                                                   -----------------         -----------------
              Total Other Income                                               1,243                       844
                                                                   -----------------         -----------------
Other Expense
    Compensation and employee benefits                                         2,134                     1,918
    Net occupancy expense                                                        511                       481
    Computer services                                                            145                       157
    Professional fees                                                             76                        77
    Merger expenses                                                              151                         5
    Other operating expenses                                                     849                       717
                                                                   -----------------         -----------------
              Total Other Expense                                              3,866                     3,355
                                                                   -----------------         -----------------
    Income Before Income Tax Expense                                           1,824                     1,739
    Income tax expense                                                           565                       477
                                                                   -----------------         -----------------
    Net Income                                                     $           1,259         $           1,262
                                                                   =================         =================

Earnings per Share, basic                                          $             .55         $             .54
                                                                   =================         =================
Earnings per Share, diluted                                                      .54         $             .54
                                                                   =================         =================
Dividends per Share                                                $             .26         $             .25
                                                                   =================         =================

See accompanying notes to consolidated financial statements.

                         VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (000 OMITTED)
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      2001                       2000
                                                                                -----------------         -----------------
                                                                                   (unaudited)                (unaudited)
Interest Income
    Interest and fees on loans                                                  $          20,893         $          19,275
    Interest on deposits in other banks                                                        72                       -
    Interest on investment securities:
        Taxable                                                                              -                          100
        Nontaxable                                                                           -                          731
    Interest and dividends on securities available for sale:
        Taxable                                                                             3,355                     3,507
        Nontaxable                                                                            907                       149
        Dividends                                                                              97                       100
    Interest income on federal funds sold                                                     493                       408
                                                                                -----------------         -----------------
              Total Interest Income                                                        25,817                    24,270
                                                                                -----------------         -----------------
Interest Expense
    Interest on deposits                                                                   11,511                    10,663
    Interest on Federal Home Loan Bank advances                                               722                       436
    Interest on short-term borrowings                                                          21                        69
                                                                                -----------------         -----------------
              Total Interest Expense                                                       12,254                    11,168
                                                                                -----------------         -----------------
    Net Interest Income                                                                    13,563                    13,102
Less: Provision for loan losses                                                               612                       476
                                                                                -----------------         -----------------
    Net Interest Income after Provision for Loan Losses                                    12,951                    12,626
Other Income
    Service charges on deposit accounts                                                     1,402                     1,225
    Commissions and fees from fiduciary activities                                          1,009                       543
    Investment fee income                                                                     170                       136
    Other operating income                                                                    283                       251
    Gains on securities available for sale                                                     71                        52
    Fees on mortgage loans sold                                                               691                       285
                                                                                -----------------         -----------------
              Total Other Income                                                            3,626                     2,492
                                                                                -----------------         -----------------
Other Expense
    Compensation and employee benefits                                                      6,442                     5,626
    Net occupancy expense                                                                   1,576                     1,422
    Computer services                                                                         395                       561
    Professional fees                                                                         228                       263
    Merger expenses                                                                           151                        57
    Other operating expenses                                                                2,454                     2,123
                                                                                -----------------         -----------------
              Total Other Expense                                                          11,246                    10,052
                                                                                -----------------         -----------------
    Income Before Income Tax Expense                                                        5,331                     5,066
Income tax expense                                                                          1,530                     1,391
                                                                                -----------------         -----------------
    Net Income                                                                  $           3,801         $           3,675
                                                                                =================         =================

Earnings per Share, basic and diluted                                           $            1.64         $            1.56
                                                                                =================         =================
Dividends per Share                                                             $             .78         $             .75
                                                                                =================         =================

See accompanying notes to consolidated financial statements.

                                    VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                            (000 OMITTED)

                                                                      Accumulated
                                                                         Other
                                     Common            Capital       Comprehensive       Retained       Comprehensive
                                      Stock            Surplus       Income(Loss)     Earnings             Income            Total
                                 --------------    -------------  ---------------  ----------------     -------------    -----------

Balance, January 1, 2000         $        5,891    $      10,541  $         (1,113)   $      31,868     $      -         $   47,187
Net income                                -                 -               -                 3,675             3,675         3,675
Other Comprehensive Income,
   net of tax:
     Unrealized losses on securities
       available for sale during the
       period, net of tax
       of  $182,000                       -                 -               -                -                    381         -
     Less reclassification
       adjustment, net of tax of
       ($18,000)                                                                                                  (34)
                                                                                                        -------------
     Other comprehensive income           -                 -                  347                                347           347
                                                                                                        -------------
     Comprehensive income                 -                 -               -                -          $       4,022
                                                                                                        =============
Cash dividends                            -                 -               -                (1,767)                         (1,767)
Cash paid in lieu of shares               -                 (19)            -                -                                  (19)
                                 --------------    -------------  -----------------   -------------                      -----------
Balance, September 30, 2000      $        5,891    $      10,522  $           (766)   $      33,776                      $   49,423
                                 ==============    =============  =================   =============                      ===========


Balance, January 1, 2001         $        5,787    $       9,680  $             89    $      34,404     $      -         $   49,960
Net income                                -                 -               -                 3,801             3,801         3,801
Other Comprehensive Income,
   net of tax:
     Unrealized gains on securities
       available for sale during the
       period, net of tax
       of  $1,151,000                     -                 -               -                -                  2,219
     Less reclassification
       adjustment, net of tax
       of  $24,000                        -                 -               -                -                    (47)        -
                                                                                                        -------------
     Other comprehensive income           -                 -                2,172                              2,172         2,172
                                                                                                        -------------
     Comprehensive income                 -                 -               -                -          $       5,973
                                                                                                        =============
Cash dividends                            -                 -               -                (1,804)                         (1,804)
Stock options issued                        24               133            -                -                                  157
Repurchase of common stock                 (34)             (316)           -                -                                 (350)
                                 -------------     -------------  -----------------   -------------                      -----------
Balance, September 30, 2001      $        5,777    $       9,497  $          2,261    $      36,401                      $   53,936
                                 ==============    =============  ================    =============                      ===========


See accompanying notes to consolidated financial statements.

                           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (000 OMITTED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          2001                       2000
                                                                    -----------------         -----------------
                                                                       (unaudited)                (unaudited)
OPERATING ACTIVITIES
    Net income                                                      $           3,801         $           3,675
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                612                       476
         Deferred tax benefit                                                     (22)                      (71)
         Depreciation and amortization                                            839                       776
         Pension expense                                                           57                      -
         Gain on sale of securities available for sale                            (71)                      (52)
         Loss on sale of other real estate                                         12                        29
         Gain on sale of fixed assets                                              (3)                     -
         Amortization of premiums and discounts on securities                       9                        67
         Fees on mortgage loans sold                                             (691)                     (285)
         Proceeds from sale of mortgage loans                                  52,785                    17,551
         Purchase of loans for sale                                           (52,094)                  (17,266)
         Changes in assets and liabilities:
           (Increase) decrease in interest receivable                             315                       (12)
           Decrease (increase) in other assets                                    411                      (526)
           (Decrease) increase in interest payable                               (376)                      491
           Increase (decrease) in other liabilities                              (214)                      320
                                                                    ------------------        -----------------

                Net cash provided by operating activities                       5,370                     5,173
                                                                    -----------------         -----------------

INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale                         1,429                     3,306
    Proceeds from maturities of investment securities                             -                       2,693
    Proceeds from maturities and principal payments
      of securities available for sale                                         27,955                     8,687
    Purchase of investment securities                                             -                        (709)
    Purchase of securities available for sale                                 (25,773)                  (13,821)
    Purchase of premises and equipment                                         (1,194)                     (798)
    Proceeds from sale of premises and equipment                                   28                         8
    Additions to other real estate                                                (54)                      (86)
    Proceeds from sale of other real estate                                       517                       242
    Net (increase) in loans                                                   (25,119)                  (21,182)
                                                                    ------------------        ------------------
                Net cash used in investing activities                         (22,211)                  (21,660)
                                                                    ------------------        ------------------


                           VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (000 OMITTED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            2001                       2000
                                                                      -----------------         -----------------
                                                                         (unaudited)                (unaudited)
FINANCING ACTIVITIES
    Net increase in demand, money market and
      savings deposits                                                           23,059                     4,506
    Net increase in time deposits                                                 7,052                    18,679
    Proceeds from Federal Home Loan Bank advances                                    -                     12,000
    Payments of Federal Home Loan Bank advances                                  (2,060)                      (80)
    Net decrease in repurchase agreements                                            -                       (396)
    Net increase in short-term borrowings                                           269                        92
    Fractional shares paid                                                           -                        (19)
    Stock options issued                                                            157                       -
    Repurchase of common stock                                                     (350)                      -
    Cash dividends paid on common stock                                          (1,804)                   (1,767)
                                                                      ------------------        ------------------
                Net cash provided by financing activities                        26,323                    33,015
                                                                      -----------------         -----------------

                Increase in cash and cash equivalents                             9,482                    16,528

CASH AND CASH EQUIVALENTS
    Beginning of the period                                                      25,511                    16,549
                                                                      -----------------         -----------------

    End of the period                                                 $          34,993         $          33,077
                                                                      =================         =================

Supplemental Schedule of Noncash Investing Activities
    Unrealized gain on securities available for sale                  $           3,620         $             530
                                                                      =================         =================

    Transfer of securities from held to maturity to available
      for sale                                                        $          22,040         $            -
                                                                      =================         =================

See accompanying notes to consolidated financial statements.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three months and nine months ended September 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2000.

2. The results of operations for the nine month period ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3.   The  Company's  securities  portfolio  is  composed of the  following  (000 omitted):

                                                                                    Amortized                    Fair
                                                                                      Cost                       Value
                                                                                -----------------         -----------------
        Securities Held to Maturity:
        ----------------------------
                                                                                           September 30, 2001
                                                                                -------------------------------------------
                                                                                               (unaudited)
           Obligations of States and Political Subdivisions                     $         -               $          -
                                                                                =================         =================

                                                                                            December 31, 2000
                                                                                -------------------------------------------

           Obligations of States and Political Subdivisions                     $          22,040         $          22,321
                                                                                =================         =================

        Securities Available for Sale:
        ------------------------------
                                                                                           September 30, 2001
                                                                                -------------------------------------------
                                                                                               (unaudited)

           U.S. Treasury Securities                                             $           4,503                     4,590
           U.S. Government Securities                                                      35,965                    37,269
           Obligations of States and Political Subdivisions                                33,455                    34,463
           Corporate Bonds                                                                 11,526                    11,772
           Mortgage-backed Securities                                                      17,865                    18,336
           Other Equity Securities                                                          2,492                     2,847
                                                                                -----------------         -----------------
                                                                                $         105,806         $         109,277
                                                                                =================         =================

                                                                                            December 31, 2000
                                                                                -------------------------------------------

           U.S. Treasury Securities                                             $           6,518         $           6,552
           U.S. Government agencies                                                        43,046                    43,039
           Obligations of States and Political Subdivisions                                 5,549                     5,587
           Corporate Bonds                                                                 11,482                    11,145
           Mortgage-backed Securities                                                      18,245                    18,305
           Other Equity Securities                                                          2,473                     2,834
                                                                                -----------------         -----------------
                                                                                $          87,313         $          87,462
                                                                                =================         =================

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

4.   The Company's loan portfolio is composed of the following (000 omitted):
                                                                                  September 30,              December 31,
                                                                                      2001                       2000
                                                                                -----------------         -----------------
                                                                                   (unaudited)
        Real estate loans:
              Construction                                                      $          23,751         $          28,021
              Secured by farmland                                                           1,597                     1,516
              Secured by 1 - 4 family residential                                         109,041                   119,163
              Other real estate loans                                                     124,314                    85,438
        Loans to farmers (except secured by real estate)                                      927                       163
        Commercial and industrial loans (except those
              secured by real estate)                                                      26,223                    22,176
        Loans to individuals for personal expenditures                                     38,393                    40,212
        All other loans                                                                     3,862                     4,226
                                                                                -----------------         -----------------
                                                                                          328,108                   300,915
        Less:
              Deferred loan fees                                                             (593)                     (606)
              Allowance for loan losses                                                    (3,918)                   (3,489)
                                                                                -----------------         -----------------
                                                                                $         323,597         $         296,820
                                                                                =================         =================


5.   Activity in the allowance for loan losses is as follows (000 omitted):

                                                                                  September 30,             December 31,
                                                                                      2001                       2000
                                                                                -----------------         -----------------
                                                                                   (unaudited)
        Balance at January 1                                                    $           3,489         $           3,080

        Recoveries added to the allowance                                                     100                        88
        Loan losses charged to the allowance                                                 (283)                     (349)
        Provision recorded to expense                                                         612                       670
                                                                                -----------------         -----------------

        Balance at end of period                                                $           3,918         $           3,489
                                                                                =================         =================

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

6.       Short-term Borrowings:

     Outstanding short-term borrowings consisted of (000's omitted):

                                         September 30,           December 31,
                                             2001                    2000
                                       -----------------      -----------------
                                          (unaudited)
     Federal Reserve borrowings        $           1,038      $             769
                                       =================      =================

     Second Bank & Trust has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The targeted maximum amount available under this agreement is $1,000,000.

     The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders' equity for the nine months ended September 30, 2001 or the year ended December 31, 2000.

7.   Federal Home Loan Bank Advances:

     The Company's fixed-rate, long-term debt of $12,320 at September 30, 2001 matures through 2010. At September 30, 2001, the interest rates on fixed-rate, long-term debt ranged from 5.93% to 7.07%. One advance totaling $320 thousand at September 30, 2001 requires quarterly principal payments totaling $80 thousand annually plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity.

     The contractual maturities of long-term debt are as follows:

                   2001                           $            20
                   2002                                        80
                   2003                                     3,080
                   2004                                        80
                   2005                                     4,060
                   2010                                     5,000
                                                  ---------------
                                                  $        12,320
                                                  ===============

     The advances are collateralized by a blanket lien on first mortgage loans.

          VIRGINIA COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

8.   Earnings Per Share:

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three-month periods ended September 30, 2001 and 2000.

                                                                2001                                            2000
                                                 -----------------------------------           ---------------------------------
                                                                           Per                                         Per
                                                      Shares           Share Amount                Shares          Share Amount
                                                 ---------------     ---------------           --------------     --------------
     Basic earnings per share                          2,310,417     $           .55                2,356,500     $          .54
                                                                     ===============                              ==============

     Effect of dilutive securities:
         Stock options                                    16,198                                        2,073
                                                 ---------------                               --------------

     Diluted earnings per share                        2,326,615     $           .54                2,358,573     $          .54
                                                 ===============     ===============           ==============     ==============


     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted  average  number of shares of diluted  potential  common stock for the nine month periods ended September
     30, 2001 and 2000.
                                                                2001                                            2000
                                                 -----------------------------------           ---------------------------------
                                                                           Per                                         Per
                                                      Shares           Share Amount                Shares          Share Amount
                                                 ---------------     ---------------           --------------     --------------

     Basic earnings per share                          2,311,148     $          1.65                2,356,500     $         1.56
                                                                     ===============                              ==============

     Effect of dilutive securities:
         Stock options                                    13,462                                        2,469
                                                 ---------------                               --------------

     Diluted earnings per share                        2,324,610     $          1.64                2,358,969     $         1.56
                                                 ===============     ===============           ==============     ==============

9.   Pending Mergers and Acquisitions

     On June 12, 2001, VCFC announced plans to merge with Virginia Financial Corporation ("VFNL") of Staunton, Virginia in a merger of equals transaction. VFNL had $507.3 million in assets at June 30, 2001and operates 15 banking offices in central Virginia. Shareholders of VCFC will receive
     1.4391 shares of VFNL's common stock (to be renamed Virginia Financial Group, Inc.) in exchange for each share of VCFC common stock held. The transaction, which is to be accounted for as a pooling of interests, is planned for completion in the fourth quarter of 2001. The transaction has received approval from both state and federal banking regulators.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Commonwealth Financial Corporation ("VCFC" or the "Company"). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

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

Overview

Virginia Commonwealth Financial Corporation's consolidated net income for the quarter ended September 30, 2001 amounted to $1.26 million or $.54 per diluted share, compared to earnings of $1.26 million or $.54 per diluted share for the quarter ended September 30, 2000. Improvements in non-interest income were offset by relatively flat net interest income growth due to net interest margin pressure and nonrecurring merger related expenses. VCFC's earnings for the second quarter produced a return on average assets of 1.04% and a return on average equity of 9.62%, compared to prior year ratios of 1.13% and 10.42%, respectively.

For the nine months ended September 30, 2001, VCFC's earnings was $3.80 million, or $1.64 per diluted share, compared to $3.68 million or $1.56 per diluted share in 2000. This earnings growth represents an increase of 3.4% in net income and a 5.1% increase in earnings per share.

Excluding after-tax nonrecurring charges of $151 thousand for third quarter 2001 and $57 thousand for third quarter 2000 associated with merger and system conversion related expenses, recurring earnings for the third quarter of 2001 were $1.41 million or $.61 per diluted share, an increase of 6.9% compared to third quarter 2000 recurring earnings of $1.32 million and $.56 per share. For the nine-month period, earnings were $3.95 million, an increase of 2.2% compared to recurring earnings of $3.87 million in 2000.

Net Interest Income

Tax equivalent net interest income totaled $4.85 million for the three months ended September 30, 2001, an increase of $257 thousand or 5.6% compared to $4.60 million for the second quarter of 2000. The net interest margin for the quarter was 4.30% compared to 4.37% for the third quarter of 2000. The margin compression resulted from interest sensitive assets repricing on a quicker pace than interest sensitive liabilities in a rapidly changing short term interest rate environment.

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Noninterest Income

Noninterest income increased $399 thousand to $1.2 million for the three months ended September 30, 2001, an increase of 47.3% over the comparative period in 2000. VCFC's trust and investment advisory affiliate, Virginia Commonwealth Trust Company, reported an increase in fee income of $162 thousand or 69.2% for the quarter, with gross fees (fiduciary and investment services) of $397 thousand compared to $234 thousand in 2000. Assets under management were valued at $156.9 million at September 30, 2001, an increase of $33.7 million or 27.4% from $123.2 million at December 31, 2000. Mortgage operations also showed growth on the strength of refinance activity, with fee income of $244 thousand for the third quarter of 2001, an increase of $144 thousand or 144.0% compared to $100 thousand in 2000. For the nine month period ended September 30, 2001 Trust Company fees, including investment fee income, amounted to $1.18 million, an increase of $500 thousand or 73.6% over the $679 thousand recorded in 2000.

Noninterest Expense

Operating expenses increased $511 thousand, or 15.2% to $3.9 million for the three months ended September 30, 2001, compared to $3.4 million for the same period in 2000. VCFC's efficiency ratio (noninterest expenses, excluding the nonrecurring expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding securities gains and losses) improved to 60.75% for the quarter, compared to 60.94% in the third quarter of 2000. For the nine months ended September 30, 2001, operating expenses increased $1.2 million to $11.2 million, an increase of 11.9% compared to $10.0 million in 2000. Increases in compensation and benefits associated with a new branch and normal annual salary adjustments, higher social security taxes, staff relocation expenses, fringe benefits and 401(k) plan contributions account for much of this increase. Merger expenses increased $94 thousand to $151 thousand for the three months ended September 30, 2001.

Asset Quality

Non-performing assets amounted to $1.0 million or .20% of total assets at September 30, 2001, compared to $1.2 million or .26% of total assets at September 30, 2000. The Company recorded a provision for loan losses of $204 thousand for the three month period ended September 30, 2001, compared to a provision of $167 thousand for the three month period ended September 30, 2000. For the nine months ended September 30, 2001, the provision for loan losses totaled $612 thousand, an increase of $137 thousand or 28.6% compared to the same period in 2000. The increased provision was not the result of increased charge-offs, but considered necessary to provide an adequate allowance for inherent estimated losses in an increasing loan portfolio. The allowance for loan losses at September 30, 2001 amounted to $3.9 million, compared to $3.5 million at December 31, 2000. The allowance for loan losses represents 388.7% of non-performing loans and 1.19% of gross loans receivable at September 30, 2001, compared to 384.25and 1.14% at December 31, 2000.

The increase in the allowance for loan losses as a percentage of loans is attributable to several factors. The increase is partly due to the changing composition of the portfolio, with an increase in higher risk commercial real estate and other commercial loans of $42.9 million or 39.9% since December 31, 2000. The portfolio makeup has added additional risk through the acquisition of loan portfolios of two smaller community banks (Virginia Heartland Bank and Caroline Savings Bank). Despite the fact that net charge-offs decreased recently, we believe that additional risk factors include limited documentation of certain relationships in the acquired entities, and a higher concentration of small business lending which is more sensitive to a recession and a general

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

weakness in lending personnel at these banks. While the formal risk rating program in place at Virginia Commonwealth prior to these acquisitions has been put in place at each affiliate, it is management's belief that the current level of allowance as a percentage of the loan portfolio is adequate to cover inherent losses in the portfolio.

Liquidity and Capital Resources

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of September 30, 2001 of $53.9 million increased $4.0 million or approximately 8.0% from $49.9 million at December 31, 2000. This increase is primarily attributable to rising values in the Company's available for sale security portfolio and earnings net of dividends paid. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 15.09% at September 30, 2001, compared to 16.08% at December 31, 2000, placing the Company in a well capitalized position as defined by regulators.

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

                   VIRGINIA COMMONWEALTH FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against Virginia Commonwealth Financial Corporation and its subsidiaries are either not material in respect to the amount in controversy or are fully covered by insurance.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          None

ITEM 5.   OTHER INFORMATION.

                  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits

                  The following exhibits either are filed as part of this Report or are incorporated herein by reference:


                      Exhibit No. 2       Agreement  and Plan of  Reorganization
                                          between Virginia Financial Corporation
                                          and  Virginia  Commonwealth  Financial
                                          Corporation, dated as of June 12, 2001
                                          incorporated by reference to Exhibit 2
                                          to the  Company's  Form  10Q  for  the
                                          quarter ended June 30, 2001.

                      Exhibit No. 3.1     Articles of Incorporation incorporated
                                          by  reference  to  Exhibit  3  to  the
                                          Company's  1998 Form 10-K dated  March
                                          30, 1999.

                      Exhibit No. 3.2     Bylaws  incorporated  by  reference to
                                          Exhibit 3 to the  Company's  1998 Form
                                          10-K, dated March 30, 1999.

                      Exhibit No. 4       Rights  Agreement  dated September 10,
                                          1998 is  incorporated  by reference to
                                          Exhibits  1  and  2  to  the  Form  8A
                                          Registration    Statement   filed   on
                                          September    22,    1998   (File   No.
                                          000-22747).

                      Exhibit No. 4.1     Amendment   No.   1  to   the   Rights
                                          Agreement    dated   June   12,   2001
                                          incorporated  by  reference to Exhibit
                                          4.1 to the Company's  Form 10Q for the
                                          quarter ended June 30, 2001.

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

                  (b) No form 8-K was filed  during the three month period ended
                      September 30, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              VIRGINIA COMMONWEALTH FINANCIAL CORPORATION


                                          /s/ O.R. Barham, Jr.
                                  ----------------------------------------------
                                              O.R. Barham, Jr.
                                              President and Chief Executive O
                                                fficer
                                              November 13, 2001



                                          /s/ Jeffrey W. Farrar
                                  ----------------------------------------------
                                              Jeffrey W. Farrar, CPA
                                              Executive Vice President - Chief
                                                Financial Officer
                                              November 13, 2001