Form 10-K405/A
period 2000-12-31
VIRGINIA COMMONWEALTH FINANCIAL CORP
filed 2001-11-29
CIK 862077

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ______________ to ______________


    Commission file number                            000-22747
                                                   ---------------

                  VIRGINIA COMMONWEALTH FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

            Virginia                                           54-1542438
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

    102 S. Main Street, Culpeper, Virginia                          22701
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

  The undersigned registrant hereby amends Part I, Item1 and Part II, Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission on March 16, 2001, as follows:

                                    PART I

ITEM 1.  BUSINESS


General

     Virginia Commonwealth Financial Corporation ("VCFC", "Virginia Commonwealth" or the "Company") is a bank holding company incorporated under the laws of the Commonwealth of Virginia on July 2, 1990. VCFC holds 100% ownership in four affiliate companies: Second Bank & Trust (SB&T) which was chartered in 1900 and acquired by VCFC on July 2, 1990, pursuant to the formation of the holding company; Caroline Savings Bank ("CSB"), which was acquired by the Company on February 14, 2000; Virginia Heartland Bank ("VHB"), which was acquired by the Company on October 8, 1998; and Virginia Commonwealth Trust Company, which was organized in May, 1999. The trust subsidiary purchased the existing trust division of Second Bank & Trust.

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

     The principal sources of funds for the Company's lending and investment activities include deposits, repayments on loans and mortgage-backed securities, repayments on maturing securities and advances from the Federal Home Loan Bank of Atlanta. Principal sources of revenue include interest and fees on loans and investment securities, fee income derived from deposit and investment account relationships. Principal expenses include interest paid on deposits and advances as well as operating expenses.

     For more information on the Company's business, see "Message to Stockholders" on pages 2 through 3 of the 2000 Annual Report to Shareholders.

Lending Activities

At December 31, 2000, loans receivable, net of unearned income and the allowance for loan losses, totaled $304.917 million, an increase of 11.04% from $274.604 million in 1999. The increase in loans was due principally to growth in our commercial real estate lending market, particularly through our Harrisonburg and Fredericksburg markets. The Corporation's member banks' loan portfolios continue to be primarily 1-4 family real estate, with construction and commercial real estate and consumer loans representing an increasing component. At December 31, 2000, off balance sheet unused loan commitments and standby letters of credit amounted to $47.919 million. These commitments may be secured or unsecured. On December 31, 2000, Virginia Commonwealth had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

Virginia Commonwealth's residential real estate loan portfolio (including home equity lines) represented approximately 41% of its total loan portfolio at December 31, 2000. The residential mortgage loans made by Virginia Commonwealth's subsidiary bank's are made predominately for single family, owner-occupied residences within their market region. Residential mortgage loans offered by Virginia Commonwealth's subsidiary banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the one, three or five year anniversary of the loan. Collateral consists of the deed of trust on the financed property and the loan generally does not exceed 80% of the collateral value. In addition, Virginia Commonwealth's subsidiary banks sell into the secondary market permanent residential mortgage loans that conform to each agency's underwriting guidelines. Virginia Commonwealth does not maintain the servicing rights on these sold loans.

The next largest category in Virginia Commonwealth's loan portfolio is non-residential real estate loans. This category includes owner-occupied commercial loans and represented 26% of the total loan portfolio at year-end. These loans are made at a maximum of 80% loan-to-value and are either fixed or adjustable rate loans. These loans are generally personally guaranteed by the principals of the business.

Approximately 7% of Virginia Commonwealth's loan portfolio at December 31, 2000, was comprised of commercial loans. Virginia Commonwealth's subsidiary banks offer a variety of commercial loans within their market region, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although Virginia Commonwealth's subsidiary banks typically look to the borrower's cash flow as the principal source of repayment for such loans, assets, such as accounts receivable, inventory and equipment, secure many of the loans within this category. Virginia Commonwealth's commercial loans generally bear a fixed rate of interest and many are made on a demand basis.

Virginia Commonwealth's real estate construction portfolio represents 9% of Virginia Commonwealth's portfolio at December 31, 2000. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. Virginia Commonwealth's construction loans generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project.

Consumer loans were 13% of Virginia Commonwealth's total loan portfolio at December 31, 2000. Virginia Commonwealth's subsidiary banks offers a wide variety of consumer loans, which include installment loans, auto loans, credit card loans, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in the bank's respective market region.

CREDIT POLICIES AND PROCEDURES

Virginia Commonwealth has established guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review.

Virginia Commonwealth's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by the bank's loan review committee. The loan review committee can make loans up to the bank's legal lending limit, which was approximately $7.5 million at December 31, 2000. Borrower requests exceeding the bank's legal lending limit will be made in participation with other lending institutions.

All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal.

The allowance for loan losses provides for losses that are inherent in the loan portfolio. Provisions for loan losses are charged to operations to maintain the total allowance for loan losses at a level deemed appropriate by management. Each of Virginia Commonwealth's member banks have a formal loan review program that regularly reviews loans and assigns credit ratings or classifications based on estimated risk. Activities of the loan review program are reviewed with the Board of Directors monthly. Factors considered include historical loss experience, the volume and type of lending conducted, the value of non-performing assets and current economic conditions. The allowance for loan losses is an estimation, and many other factors may determine the actual level of losses. The allowance is also subject to regulatory examinations and determination as to adequacy.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

An impaired loan is charged-off when management determines that the prospect of recovery of the principal of the loan has significantly diminished.

Competition

     The banking business in Virginia, and in the Banks' market area specifically, is highly competitive with respect to both loans and deposits. The subsidiary banks principle competition in its market area consists of the major statewide and community banks. The Banks also compete with savings associations, credit unions, brokerage houses and mortgage brokers. The primary factors in competing for savings deposits include convenience of locations and rates being offered. Primary factors in competing for loans include rate and fee structures as well as compliment of product offerings.

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

       The Gramm-Leach-Bliley Act of 1999 (the "Act") was enacted on November 12, 1999. The Act draws new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted. The Act imposes Community Reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

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

New Accounting Pronouncements

See "New Accounting Pronouncements" under Note 1 of the 2000 Audited Financial Statements herein for discussion. The adoption of SFAS133 and SFAS 140 did not have a material effect on Virginia Commonwealth's financial position or results of operations.

                                    PART II

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

                                                                       Three Months Ended
                             -------------------------------------------------------------------------------------------------------
                                                 2000                                                      1999
                             ------------------------------------------------       ------------------------------------------------
(Dollars in thousands)       Dec. 31      Sept. 30      June 30      Mar. 31        Dec. 31       Sept. 30      June 30      Mar. 31
------------------------------------------------------------------------------------------------------------------------------------
Interest income              $8,752        $8,522        $7,994       $7,754         $7,808        $7,441        $7,430       $7,227
Interest expense              4,213         4,106         3,632        3,430          3,412         3,379         3,299        3,223
------------------------------------------------------------------------------------------------------------------------------------
Net interest income           4,539         4,416         4,362        4,324          4,396         4,062         4,131        4,004
Provision for loan losses       194           166           155          155            289           173           184          191
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision
  for loan
  losses                      4,345         4,250         4,207        4,169          4,107         3,889         3,947        3,813
Other income                    970           844           892          756            705           897           859          866
Other expense                 3,574         3,355         3,455        3,242          3,363         3,086         3,182        3,019
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes    1,741         1,739         1,644        1,683          1,449         1,700         1,624        1,660
Applicable income taxes         505           477           453          461            418           476           429          487
------------------------------------------------------------------------------------------------------------------------------------
Net income                   $1,236        $1,262        $1,191       $1,222         $1,031        $1,224        $1,195       $1,173
====================================================================================================================================
Net income per share, basic   $0.53         $0.53         $0.51        $0.52          $0.44         $0.52         $0.51        $0.49
------------------------------------------------------------------------------------------------------------------------------------

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

                          Year ended December 31               Year ended December 31               Year ended December 31
                                   2000                                 1999                                 1998
                       Average    Interest  Average         Average    Interest  Average         Average    Interest  Average
Dollars in thousands   Balance    Inc/Exp    Rates          Balance    Inc/Exp    Rates          Balance    Inc/Exp    Rates
-----------------------------------------------------------------------------------------------------------------------------
Assets

Loans receivable,
  net                  $291,903    $26,285     9.00%        $263,654    $23,475     8.90%        $232,075    $22,113     9.53%
Investment
  securities
  Taxable                80,525      4,853     6.03%          82,482      4,949     6.00%          86,723      5,272     6.08%
  Tax exempt             24,832      1,760     7.09%          25,015      1,820     7.28%          19,471      1,499     7.70%
-----------------------------------------------------------------------------------------------------------------------------
Total Investments       105,357      6,613     6.28%         107,497      6,769     6.30%         106,194      6,771     6.38%

Interest bearing
  deposits                3,389        222     6.55%           1,300         54     4.15%             388         22     5.67%
Federal funds sold       10,124        634     6.26%           8,837        463     5.24%          12,809        691     5.39%
-----------------------------------------------------------------------------------------------------------------------------
Total Earning Assets    410,773     33,754     8.22%         381,288     30,761     8.07%         351,466     29,597     8.42%
                                                 Tax Eql.                             Tax Eql.                             Tax Eql.
Allowance for loan
  losses                 (3,277)                              (2,852)                              (2,395)
Cash and due from
  banks                  12,046                               11,221                               10,041
Bank premises and
  equipment              11,173                               10,927                                9,933
Other assets              7,794                                6,853                                7,848
-----------------------------------------------------------------------------------------------------------------------------
Total Assets           $438,509                             $407,437                             $376,893
=============================================================================================================================

                                         Year ended December 31             Year ended December 31         Year ended December 31
                                                  2000                             1999                             1998
                                      Average    Interest  Average      Average   Interest  Average      Average   Interest  Average
Dollars in thousands                  Balance    Inc/Exp    Rates       Balance   Inc/Exp    Rates       Balance   Inc/Exp    Rates
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders'
  Equity
Time and savings deposits
    Interest-bearing transaction
      accounts                       $ 42,351   $   900     2.13%     $ 40,243   $   783     1.95%     $ 37,314   $   861     2.31%
    Money market deposit accounts      46,695     1,541     3.30%       46,420     1,500     3.23%       36,564     1,271     3.48%
    Passbook savings accounts          41,436     1,322     3.19%       40,643     1,296     3.19%       37,867     1,197     3.16%
    Certificates of deposit
      (greater than $100,000)          42,370     2,352     5.55%       35,842     1,855     5.18%       31,902     1,884     5.91%
    Other certificates of deposit     153,218     8,503     5.55%      144,718     7,627     5.27%      137,302     7,529     5.48%
------------------------------------------------------------------------------------------------------------------------------------
Total Time and Savings Deposits       326,070    14,618     4.48%      307,866    13,061     4.24%      280,949    12,742     4.54%

Federal funds sold                        758        49     6.46%          860        40     4.65%        1,359        73     5.37%
Note payable                                -         -                     51         3        -            34         2     5.88%
Other borrowings                          531        31     5.84%          433        21     4.85%          416        21     5.05%
Federal Home Loan Bank advances         9,855       683     6.93%        2,942       185     6.29%        2,950       200     6.78%
Master notes                                -         -                     93         3     3.23%        2,798       109     3.90%
------------------------------------------------------------------------------------------------------------------------------------
Total Interest- Bearing
  Liabilities                         337,214    15,381     4.56%      312,245    13,313     4.26%      288,506    13,147     4.56%
Demand deposits                        49,557                           45,330                           40,632
Other liabilities                       2,511                            2,910                            3,025
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                     389,282                          360,485                          332,163
Stockholders' equity                   49,227                           46,952                           44,730
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
   Stockholders' Equity              $438,509                         $407,437                         $376,893
====================================================================================================================================
Net interest income (tax
  equivalent)                                   $18,373                          $17,448                          $16,450
====================================================================================================================================
    Average interest rate spread                            3.66%                            3.80%                            3.86%
    Interest expense as a
      percentage of average
      earning assets                                        3.74%                            3.49%                            3.74%
    Net interest margin                                     4.47%                            4.58%                            4.68%
====================================================================================================================================

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

                                                                           Years ended December 31
                                                             2000 vs 1999                             1999 vs 1998
                                                         Increase (Decrease)                       Increase (Decrease)
Dollars in thousands                                      Due to changes in:                        Due to changes in:
------------------------------------------------------------------------------------------------------------------------------
                                                   Volume          Rate          Total         Volume         Rate      Total
------------------------------------------------------------------------------------------------------------------------------
Earning Assets: (1)
   Loans                                            $2,541         $ 269         $2,810        $2,628        $(1,266)   $1,362
   Securities:
      Taxable                                         (118)           22            (96)         (255)           (68)     (323)
      Tax-exempt                                       (13)          (47)           (60)          398            (77)      321
------------------------------------------------------------------------------------------------------------------------------
      Total securities                                (131)          (25)          (156)          143           (145)       (2)
   Interest-bearing deposits                           168             -            168            32              -        32
   Federal funds sold                                   73            98            171          (209)           (19)     (228)
------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                          $2,648         $ 467         $3,115        $2,536        $(1,494)   $1,042
------------------------------------------------------------------------------------------------------------------------------

Interest-bearing Liabilities:
   Time and savings deposits:
        Interest-bearing deposits                   $   42         $  75         $  117        $   78        $  (156)   $  (78)
        Money market deposits                            9            32             41           310            (81)      229
        Savings deposits                                25             1             26            88             11        99
        Certificates of deposit:
            Certificates of $100,000 or more           355           142            497           (17)           (12)      (29)
            Certificates of less than $100,000         460           416            876           350           (252)       98
------------------------------------------------------------------------------------------------------------------------------
        Total time and savings deposits             $  891         $ 666         $1,557        $  809        $  (490)   $  319
     Federal funds purchased                            (4)           13              9           (24)            (9)      (33)
     Notes payable                                      (3)            -             (3)            -              1         1
     Federal Home Loan Bank advances                   477            21            498            (1)           (14)      (15)
     Other short term borrowings                         -             7              7          (125)            19      (106)
------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities        $1,361         $ 707         $2,068        $  659        $  (493)   $  166
------------------------------------------------------------------------------------------------------------------------------
     Change in net interest income                  $1,287         $(240)        $  925        $1,877        $(1,001)   $  998
==============================================================================================================================

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

                                                                                 Current
                                          Minus 200 pts.     Minus 100 pts.     Fair Value     Plus 100 pts.     Plus 200 pts.
(Dollars in thousands)
Securities and other investments             $123,500           $121,967       $120,106          $117,853          $115,577
     Market value change                        3,392              1,860              -            (2,253)           (4,529)

Loans receivable                              315,999            310,641        304,652           298,151           291,945
     Market value change                       11,349              5,990              -            (6,503)          (12,708)

Total rate sensitive assets                   439,499            432,608        424,758           416,004           407,522
Other assets                                   31,118             31,118         31,118            31,118            31,118

Total assets                                  470,617            463,726        455,876           447,122           438,640
                                             --------           --------       --------          --------          --------
Deposits
   Rate sensitive                             348,279            342,788        337,471           332,321           327,330
     Market value change                       10,808              5,317              -            (5,150)          (10,142)
   Non rate sensitive                          53,850             52,398         51,012            49,687            48,420
     Market value change                        2,838              1,386              -            (1,325)           (2,592)

Total liabilities                             402,129            395,186        388,483           382,008           375,750
                                             --------           --------       --------          --------          --------
Present Value Equity                         $ 68,488           $ 68,540       $ 67,393          $ 65,114          $ 62,890
                                             ========           ========       ========          ========          ========
     Market Value Change                     $  1,095           $  1,147       $      -          $ (2,279)         $ (4,503)
                                             ========           ========       ========          ========          ========
          Percentage Change                      1.62%              1.70%             0%            -3.38%            -6.68%
                                             ========           ========       ========          ========          ========

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

Asset Quality/Provision for Loan Losses

       The allowance for loan losses provides for losses that are inherent in the loan portfolio. Provisions for loan losses are charged to operations to maintain the total allowance for loan losses at a level deemed appropriate by management. Each of VCFC's member banks has a formal loan review program that regularly reviews loans and assigns risk ratings using a seven point grading system for each loan in the portfolio. This rating system is also used for the evaluation of impairment. When a loan has been identified as impaired, a specific reserve may be established based on the Bank's calculation of the loss embedded in the individual loan. VCFC maintains its allowance for loan losses by assigning loss factors to established risk ratings based on loss experience for each loan category over a period of years and adjusts the factors for existing economic conditions as well as performance trends within specific areas, such as real estate and commercial. In addition, loss factors are applied to homogeneous pools of loans for inherent losses in those groups. Each subsidiary bank periodically reviews significant individual credits and adjusts the allowance when deemed necessary. Activities of the loan review program are reviewed with the Board of Directors monthly. The allowance for loan losses is an estimation, and many other factors may determine the actual level of losses. The allowance is also subject to regulatory examinations and determination as to adequacy.

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

       The gradual increasing trend in the allowance for loan losses as a percentage of loans is attributable to a number of factors. The increase is partly due to the changing composition of the portfolio. The portfolio makeup has added additional risk through the acquisition of loan portfolios of two smaller community banks (Virginia Heartland and Caroline Savings Bank). Despite the fact that net charge offs decreased recently, we believe that additional risk factors include limited documentation of certain relationships in the acquired entities and a higher concentration of small business lending, which is more sensitive to a recession and a general weakness in lending personnel at these banks. While the formal risk rating program in place at Virginia Commonwealth prior to these acquisitions has been put in place at each affiliate, it is management's belief that the current level of allowance as a percentage of the loan portfolio is adequate to cover inherent losses in the portfolio.

       During the fourth quarter of 2000, management recorded a specific reserve of $355,000 in connection with a commercial real estate borrower. As noted in
Note 6 to the consolidated financial statements for the year ended December 31, 2000, management recorded this entire relationship as an impaired asset in the fourth quarter, which significantly increased the level of impaired assets at December 31, 2000.

       Management believes the allowance is adequate to absorb losses inherent in the loan portfolio. The Corporation does not anticipate that such provisions will have a material adverse impact on the results of operations in future periods.

                                                                        December 31
(In thousands)                                            2000     1999     1998     1997     1996
--------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                    $3,080   $2,538   $2,212   $2,029   $2,122
Loans charged off:
     Commercial                                             33      152      286       97      203
     Real estate                                            31       56        7        1       57
     Installment                                           285      168      392      357      458
--------------------------------------------------------------------------------------------------
   Total loans charged off                                 349      376      685      455      718
--------------------------------------------------------------------------------------------------
Recoveries:
     Commercial                                              -        -        2       18        9
     Real estate                                            24        7        -        -       23
     Installment                                            64       74       94       69       55
--------------------------------------------------------------------------------------------------
   Total recoveries                                         88       81       96       87       87
--------------------------------------------------------------------------------------------------
     Net charge offs                                       261      295      589      368      631
   Provision for loan losses                               670      837      915      551      538
--------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31                  $3,489   $3,080   $2,538   $2,212   $2,029
==================================================================================================
Ratio of allowance for loan losses to
     total loans outstanding at end of year               1.14%    1.11%    1.00%    0.98%    1.03%
==================================================================================================
Ratio of net charge offs (recoveries) to
     average loans outstanding during the year            0.09%    0.11%    0.25%    0.23%    0.33%
==================================================================================================


     As discussed above and in Note 6 to the consolidated financial statements for the year ended December 31, 2000, the specific reserve of $355,000 recorded in the fourth quarter had the effect of reducing the unallocated reserve allocation.

     Prior to 2000, Virginia Commonwealth allocated its allowance for loan losses based on assigned risk ratings and allocation percentages based on historical loss experience, regulatory classifications, the volume and type of lending conducted, the value of non-performing assets and current economic conditions. Beginning in 2000, Virginia Commonwealth began assigning its internal risk ratings to the regulatory defined classifications as promulgated by its primary regulators. Utilizing the same risk rating system as in the past, risk ratings were assigned to special mention, substandard, doubtful and loss categories, and loss factors as determined by management were used accordingly. Classified loans are assigned a higher allowance factor than non-rated loans within a particular loan category. Classified loans are assigned a higher allowance factor due to management's concerns regarding collectability or
specific issues surrounding the particular credit.   This methodology also had
the effect of increasing the required allowance for 2000.

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

                                                                                 December 31
(Dollars in thousands)                                 2000              1999              1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                   $   908           $   399           $   673           $   719           $   783
Other property owned                                    782               902               762               463               659
===================================================================================================================================
Total non-performimg assets                         $ 1,690           $ 1,301           $ 1,435           $ 1,182           $ 1,442
===================================================================================================================================
Loans past due 90 days
     accruing interest                              $    20           $   257           $   742           $   803           $ 1,376
===================================================================================================================================
Allowance for loan losses to
     non-accrual loans                               384.25%           771.93%           377.12%           307.65%           259.26%
===================================================================================================================================
Non-performing assets to year-end
     loans and other property owned                    0.54%             0.47%             0.65%             0.52%             0.87%
===================================================================================================================================

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

       The following tables set forth the makeup and certain maturity for the loan portfolio at December 31, 2000.

                                                                         December 31
(Dollars in thousands)                      2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------
Real estate loans
  Construction                           $ 28,021        $ 20,497        $ 22,687        $ 22,565        $ 11,668
  Mortgage                                206,117         192,679         174,324         151,988         140,409
Commercial loans                           22,339          23,152          17,680          17,779          18,202
Installment loans                          40,212          34,355          30,423          26,735          22,816
Other loans                                 4,226           3,370           3,993           3,269           3,699
-----------------------------------------------------------------------------------------------------------------
Total loans before deduction of
  unearned income                         300,915         274,053         249,107         222,336         196,794
Less: unearned income                        (606)           (606)           (420)           (359)           (367)
-----------------------------------------------------------------------------------------------------------------
Total loans before allowance
  for loan losses                         300,309         273,447         248,687         221,977         196,427
Less: allowance for loan losses            (3,489)         (3,080)         (2,538)         (2,212)         (2,029)
-----------------------------------------------------------------------------------------------------------------
Net loans                                 296,820         270,367         246,149         219,765         194,398
Loans held for sale                         8,097           4,237           5,400           3,044               -
-----------------------------------------------------------------------------------------------------------------
Total loans                              $304,917        $274,604        $251,549        $222,809        $194,398
=================================================================================================================

Information regarding the interest rate sensitivity of the loan portfolio is as follows:


                                                            After one but
                                           One year         but less than       After
(Dollars in thousands)                     or less           five years      five years         Total
------------------------------------------------------------------------------------------------------
Real estate loans                           $55,372          $ 91,716         $86,283         $233,371
Commercial loans                             10,084             5,450           6,803           22,337
Installment loans                             6,032            30,483           3,555           40,070
Other loans                                   1,348             2,127             754            4,229
------------------------------------------------------------------------------------------------------
Net loans (1)                                72,836           129,776          97,395          300,007
Loans held for sale                           8,097                                              8,097
------------------------------------------------------------------------------------------------------
Total loans                                 $80,933          $129,776         $97,395         $308,104
======================================================================================================

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

                                                                  December 31, 2000
                                                 Commercial, financial           Real estate -
(Dollars in thousands)                             and agricultural              construction
------------------------------------------------------------------------------------------------
Within 1 year                                          $10,053                    $16,863
Variable rate:
  Over one year through five years                     $    76                    $ 1,706
  Over five years                                      $     -                    $     -
Fixed rate:
  Over one year through five years                     $ 7,915                    $ 5,512
  Over five years                                      $ 8,661                    $ 3,578

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

The following table includes information with respect to the Corporation's securities portfolio at December 31, 2000.

                                                 December 31, 2000 (1)
----------------------------------------------------------------------------------------------------------------------
                                       1 Year              1 - 5            5 - 10           Over 10
(In thousands)                         or Less             Years             Years             Years             Total
----------------------------------------------------------------------------------------------------------------------
U. S. Treasuries:
     Amortized cost                    $ 4,013           $ 2,505           $     -            $    -          $  6,518
     Weighted average yield               5.69%             5.42%             0.00%             0.00%             5.59%
U. S. Govt. Agencies:
     Amortized cost                    $ 8,574           $38,684           $11,180            $  906          $ 59,344
     Weighted average yield               5.98%             6.09%             6.10%             6.10%             6.08%
Corporate Bonds:
     Amortized cost                    $ 1,499           $ 9,450           $ 1,517            $    -          $ 12,466
     Weighted average yield               5.97%             6.52%             5.91%             0.00%             6.38%
Municipal Bonds:
     Amortized cost                    $ 1,575           $12,407           $13,662            $  519          $ 28,163
     Weighted average yield               6.64%             6.67%             6.96%             7.42%             6.82%
Other Securities:
     Amortized cost                    $     -           $   390           $     -            $2,472          $  2,862
     Weighted average yield               0.00%             8.59%             0.00%            10.00%             8.59%
Total Securities:
     Amortized cost                    $15,661           $63,436           $26,359            $3,897          $109,353
     Weighted average yield               5.97%             6.26%             6.53%             8.75%             6.34%

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

The following table illustrates average outstanding deposits and rates paid.

                                                           Years Ended December 31,
                                             2000                1999                1998
---------------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount   Rate       Amount   Rate       Amount   Rate
---------------------------------------------------------------------------------------------
Non-interest-bearing
      demand accounts                  $ 49,557     -      $ 45,330     -      $ 40,632     -
Interest-bearing accounts:
       Interest checking                 42,351  2.13%       40,243  1.95%       37,314  2.31%
       Money market                      46,695  3.30%       46,420  3.23%       36,564  3.48%
       Regular savings                   41,436  3.19%       40,643  3.19%       37,867  3.16%
       Time deposits:
            Less than $100,000          153,218  5.55%      144,718  5.27%      137,302  5.48%
            $100,000 and over            42,370  5.55%       35,842  5.18%       31,902  5.91%
---------------------------------------------------------------------------------------------
Total interest-bearing                  326,070  4.48%      307,866  4.24%      280,949  4.54%
=============================================================================================
Total average deposits                 $375,627            $353,196            $321,581
=============================================================================================

MATURITIES OF TIME DEPOSITS OF $100,000 AND OVER

(Dollars in thousands)
----------------------------------------------------------------------
At December 31, 2000
  Within three months                                          $ 7,462
  Three to six months                                            6,259
  Six to twelve months                                          17,002
  Over twelve months                                            17,046
                                                   -------------------
                                                               $48,769
                                                   ===================

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

New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements is incorporated by reference and included herein. The adoption of SFAS133 and SFAS 140 did not have a material effect on Virginia Commonwealth's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       See "Interest Rate Sensitivity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:         /s/ O. R. Barham, Jr.                       11/29/01
     -------------------------------                    --------
         O. R. Barham, Jr.                                Date
         President and Director

          /s/ Jeffrey W. Farrar                         11/29/01
     -------------------------------                    --------
       Jeffrey W. Farrar, CPA                             Date
       Executive Vice President/
         Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 29, 2001.

DATE                                  SIGNATURE AND TITLE
----                                  -------------------


         11/29/01                     /s/ O. R. Barham, Jr.
------------------------------        ---------------------------------------
                                      O. R. Barham, Jr., President & Director

         11/29/01                     /s/ E. Page Butler
------------------------------        ---------------------------------------
                                      E. Page Butler, Director

         11/29/01                     /s/ Gregory L. Fisher
------------------------------        ---------------------------------------
                                      Gregory L. Fisher, Director

         11/29/01                     /s/ Marshall D. Gayheart, Jr.
------------------------------        ---------------------------------------
                                      Marshall D. Gayheart, Jr., Director

         11/29/01                     /s/ Taylor E. Gore
------------------------------        ---------------------------------------
                                      Taylor E. Gore, Chairman & Director

         11/29/01                     /s/ W. Robert Jebson, Jr.
------------------------------        ---------------------------------------
                                      W. Robert Jebson, Jr., Director

         11/29/01                     /s/ H. Wayne Parrish
------------------------------        ---------------------------------------
                                      H. Wayne Parrish, Director

         11/29/01                     /s/ Thomas F. Williams, Jr.
------------------------------        ---------------------------------------
                                      Thomas F. Williams, Jr., Director

         11/29/01                     /s/ Christopher M. Hallberg
------------------------------        ---------------------------------------
                                      Christopher M. Hallberg, Director